Form 10QSB
period 2003-09-30
CREDIT ONE FINANCIAL INC
filed 2003-11-13
CIK 1201135

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

  Quarterly Report Under Section 13 or 15(d) of the Securities
                      Exchange act of 1934

       For the quarterly period ended September 30, 2003

                 Commission File No. 000-50320

                   CREDIT ONE FINANCIAL, INC.
(Exact name of small business issuer as specified in its charter)

       840 W. New York Avenue, Suite D, DeLand, FL 32720
            (Address of principal executive office)

                          386-943-8446
                  (Issuer's telephone number)

            ***************************************

      Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days: YES X. NO .

      The number of shares CREDIT ONE FINANCIAL, INC. Common
Stock (Par Value $0.001) outstanding at November 12, 2003 was
4,908,150.
















                   CREDIT ONE FINANCIAL, INC.
                 (A Development Stage Company)
                    Unaudited Balance Sheet

                                      September 30,  December 30,
                                      2003           2002


                              ASSETS


Cash                                    $  4,754       $      52

Loans Receivable                             160             160

Security Deposits                            389             389

Deferred Offering Expense                                  2,619

Total Assets                            $  5,303        $  3,420

                                         =======          ======

               LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:

     Loans from Officers                $  1,269        $    210

     Total Liabilities                  $  1,269        $    210

Stockholder's Equity:

     Common Stock, authorized 10,000,000
     shares at $.001 par value each,
     4,693,000 shares issued and
     outstanding                         $ 18,816       $  8,040

     Additional Paid In Capital             6,504          6,200

     Accumulated Earnings (Loss)          (21,286)       (11,030)

     Total Stockholder's Equity             4,034          3,210

Total Liabilities and Stockholder's
Equity                                    $ 5,303        $ 3,420

                                          =======         =====
             See Notes to this Financial Statement

                   CREDIT ONE FINANCIAL, INC.
                 (A Development stage Company)

           Unaudited Statement of Income and Expense

  From Inception September 24, 1999 Through September 30, 2003

                         Three          Three
                         Months         Months         Inception
                         Ended 9/30/02  Ended 9/30/03  To Date

Revenue:
 Commissions             $     36       $     0        $ 11,396
 Consulting                 1,500             0           4,881

Total Revenue            $  1,536       $     0        $ 16,277


Less:
 Commission Expense      $      0       $     0        $  6,962
 Interest Expense               0             0           9,143
 Audit Expense(12/31/02)                      0           2,000
 Administrative Expenses    1,025         1,215          14,339
 Offering Expense        $      0       $     0        $  5,119

Total General and
Administrative Expenses  $  1,025       $ 1,215        $ 37,563


Net Earnings (Loss)      $    511      $( 1,215)       $(21,286)


Earnings Per share       $(   .00)      $(  .00)       $(   .00)












             See Notes to this Financial Statement


                   CREDIT ONE FINANCIAL, INC.
                 (A Development stage Company)

           Unaudited Statement of Income and Expense

  From Inception September 24, 1999 Through September 30, 2003

                         Nine           Nine
                         Months         Months         Inception
                         Ended 9/30/02  Ended 9/30/03  To Date

Revenue:
 Commissions             $    302       $   244        $ 11,396
 Consulting                 1,881             0           4,881

Total Revenue            $  2,183       $   244        $ 16,277


Less:
 Commission Expense      $      0       $     0        $  6,962
 Interest Expense               0             0           9,143
 Audit Expense(12/31/02)                  2,000           2,000
 Administrative Expenses    2,383         3,381          14,339
 Offering Expense        $      0       $ 5,119        $  5,119

Total General and
Administrative Expenses  $  2,383       $10,500        $ 37,563


Net Earnings (Loss)      $(   200)      $(10,256)      $(21,286)


Earnings Per share       $(   .00)      $(  .00)       $(   .00)












             See Notes to this Financial Statement




                   CREDIT ONE FINANCIAL INC.
                 (A Development Stage Company)

               Unaudited Statement of Cash Flows
  From Inception September 24, 1999 Through September 30, 2003

                                     Nine     Nine
                                     Months   Months
                                     Ended    Ended     Inception
                                     9/30/02  9/30/03   To Date
Cash Flow From Operating Activities:
 Cash received from customers       $ 2,183   $   244    $ 16,277
Deduct:
 Increase in Loans Receivable           830    (  -0-)  (    160)
 Cash payment for expenses           (2,383)   (5,381)  ( 32,445)
 Increase in Security Deposits          -0-       200   (    389)

Net Cash Flow Used for
 Operating Activity                 $  (630)  $(4,937)  $(16,717)

Cash Flow from Investing Activities:

 Deferred Offering Expense          $     0   $ 2,500   $( 5,119)

Net Cash Flow from Investing        $     0   $(2,500)  $( 5,119)
Activity

Cash Flow From Financing Activity:
 Increase in Loans from
     Shareholders                   $(3,033)  $  1,059  $  1,269
 Sale of Stock to Shareholders            0     10,776    18,816
 Additional Paid In Capital by
     Shareholders                       700        304     6,504

Cash Flow From Financing Activity   $(2,333)    12,139  $ 26,589

NET INCREASE IN CASH OR CASH
EQUIVALENT                          $(1,703) $   4,702  $  4,754

Cash and Cash Equivalents,
     Beginning of Period              2,023         52       -0-

Cash and Cash Equivalents,
          End of Period             $   320  $   4,754  $  4,754
                                    =======   ========  ========

                See Notes to this Financial Statement
                   CREDIT ONE FINANCIAL, INC.
                 (A Development Stage Company)

           Unaudited Statement of Stockholders Equity
  From Inception September 24, 1999 Through September 30,2003

               Common    Common              Additional
               Stock     Stock     Paid In   Accumulated
               Shares    Amount    Capital   Deficit        Total

Beginning Balance
     9/24/99           0   $   -0-  $    -0- $     -0- $     -0-

Stock Issue
     12/31/00      1,000   $ 1,000  $    -0-

Net (Loss)                                   $(   155)  $(   155)

Ending Balance
     12/31/00      1,000   $ 1,000  $    -0- $(   155)  $(   155)

Beginning Balance
     1/1/01        1,000   $ 1,000  $    -0- $(   155)  $(   155)

Stock Redemption
     11/29/01     (1,000)  $(1,000) $    -0-

Shares issued
     11/29/01  4,500,000   $ 4,500  $ 5,500             $ 10,000

Net (Loss) for
the Period
Ended 12/31/01                                $( 9,631) $( 9,631)

Balance
     12/31/01  4,500,000   $ 4,500  $ 5,500   $( 9,786) $    214

Officer's Loan to
Paid In Capital
3/31/02                             $   700             $    700

Shares Sold for
Cash 10/1/02 to
12/31/02          88,500   $ 3,540                      $  3,540
Net (Loss) for
the Period
Ended 12/31/02                                $( 1,244) $ (1,244)


               Common    Common              Additional
               Stock     Stock     Paid In   Accumulated
               Shares    Amount    Capital   Deficit        Total

Ending Balance
12/31/02      4,588,500  $ 8,040   $ 6,200    $(11,030) $  3,210

Shares Sold for
Cash 1/1/03 to
3/31/03          42,000  $ 1,680                        $  1,680

Shares Sold for
Services 3/31/03 62,500  $ 2,500                        $  2,500

Net (Loss) for
the Period
Ended 3/31/03                                 $( 2,794) $( 2,794)

Ending Balance
3/31/03        4,693,000 $12,220    $ 6,200   $(13,824) $  4,596

Shares sold for
cash 4/1/03 to
6/30/03          72,900    2,916                           2,916

Net (loss) for
the period ended
6/30/03                                       $ (6,246) $ (6,246)

Ending Balance
6/30/03        4,765,900 $15,136    $ 6,200   $(20,070) $  1,266

Shares sold for
cash 7/1/03 to
9/30/03           92,000   3,680                           3,680

Accrued Expense
Credit to Paid
In Capital                              304                  304

Net (Loss) for
the period ended
9/30/03                                         ( 1,215)  (1,215)

Ending Balance
9/30/03        4,857,900  $18,816    $ 6,504   $(21,286)  $4,034

                See Notes To This Financial Statement
                   CREDIT ONE FINANCIAL, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                         September 30, 2003

1. To date, the Company has had no revenue from operations pursuant to its plan of operation. As of September 30, 2003, the Company had Assets of $5,303 and its accumulated net loss was ($21,286). The Company, since its inception on September 24, 1999, did not conduct any business until October, 2000. The Company is engaged in market research regarding the cost and availability of non-performing credit card debt portfolios. It is also engaged in research regarding the current market price for re-performing portfolios as well as the market prices offered for portfolios deemed non-collectable at the time of sale. The Company continues to review resumes of potential collectors for the Company. The Company is exploring avenues for raising capital in order to put its business plan into effect.

2. The Company, at its inception September 24, 1999, authorized to have outstanding 1,000 shares of common stock at $1.00 par value per share. On November 29, 2001, the Company amended its Articles of Incorporation, Article III Capital Stock to authorize the maximum number of shares to have outstanding at any one time to be 10,000,000 shares of common stock having a par value of $0.001 per share. At the same time, the Company changed Article VI Preemptive Rights to read: Is Deleted.

3. All start-up costs have been charged to expense through September 30, 2002.

4. On March 31, 2002, James H Bashaw, President, transferred
$700.00 from his "Loans to Officers" account to Additional Paid
In Capital without receiving any additional common stock.

5. The Company does not have any current operations. Its total assets on March 31, 2003 were $8,476 with the largest component of total assets being "Deferred Offering Expense," totaling $7,119 of the $8,476. After discussion with one or more of your staff members, the following was decided. $2,000 of the $7119 was the cost of the audit for the year ended December 31, 2002. It was determined that this expense was a recurring annual expense, not a deferred offering expense and it was expensed by March 31, 2003. At that time, it was proper to continue to carry $5,119 as a deferred offering expense, because the Nevada stock registration of the Company was still effective. However, on June 13, 2003, the Company filed a Form 10SB with the SEC, which had the effect of abandoning the Nevada stock offering. In accordance with Staff Bulletin Topic 5:A, the remaining deferred offering expense of $5,119 was charged to expense by June 30, 2003.

6. In accordance with the guidance of Staff Accounting Bulletin Topic 5:T, which indicates that the financial statements of an entity reflect all costs on its behalf, the Company has not incurred any costs for rent for the period and none was accrued. If there was an accrual incurred, it would be offset by corresponding credit to contributed paid in capital. Likewise, partial reimbursement of out of pocket expenses paid to an officer or director is for gasoline while traveling instead of milage. No accounting has been made for the difference, which is very small and insignificant, and if there was an accrual incurred, it would be offset by a corresponding credit to contributed paid in capital.

During the three months ended September 30, 2003, the Company accrued unpaid rent in the amount of $75 due to a Director of the Company and the accrual of partially unpaid milage in the amount of $229 due to another Director of the Company. These accruals were offset by a corresponding credit to contributed paid in capital in the amount of $304.

7. The Company will use the guidance of paragraphs 13-18 of AICPA Practice Bulletin 6, regarding its accounting for purchased non-performing receivables by the strict use of the "cost recovery method". The Cost Recovery Method requires that any amounts received be first applied against the recorded amount(cost)of the portfolio and when that amount has been reduced to zero, any additional amounts received are recognized as income.

8. Summary Of Significant Accounting Policies

A.   Intangible Assets-
     The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company to date.

B.   Income Per Share-
     Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. There are no earnings per share and no potential dilutive securities outstanding.

C.   Cash-
     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

D.   Use of Estimates-
     The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

E.   Financial Instruments-
     The Company's short-term financial instruments consist of cash and cash equivalents and accounts payable. The carrying amounts of these financial instruments approximates fair value because of their short-tem maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leverage derivative financial instruments.

F.   Stock-Based Compensation-
     The Company adopted Statement of Financial Accounting Standard No. 123 (FAS), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. The Company did not pay any stock-based compensation during any period presented to employees.

     The Company paid for legal and counseling services to a law firm with respect to the Company's stock registration in Nevada that became Effective December 18, 2002 by the issuance of shares of stock of the Company. The shares were issued to three members of the law firm at the direction of the owner of the firm, which direction was shown on the invoice for services to the Company. This payment was 62,500 common shares valued at $0.04 per share for a total value of $2,500.

     The offering price of the shares/units has been arbitrarily determined by the Company after an analysis of the marketplace and bears no relationship to book value. In determining the offering price, the Company considered primarily prevailing conditions and estimates of its business potential. Shares were issued for cash during the same period to persons or entities known to the officers and directors of the Company and were neither solicited nor sold to the general public.

G.   Comprehensive Income-
     SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification financial statements for earlier periods will be required for comparative purposes. To date, the Company has not engaged in transactions which would result in any significant difference between its reported net income and comprehensive net income as defined in the statement.

H.   Costs of Computer Software-
     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expensed as incurred.

     Effective in 1999, the Company adopted SOP 98-1, however the Company has not incurred costs to date which would require evaluation in accordance with the SOP.

I.   Segments-
     Effective December 31, 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information, about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. From inception, September 24, 1999 through September 30, 2003, the Company derived revenues from Commissions in the amount of $11,396 and from Consulting Fees in the Amount of $4,881. The Company recognizes all revenues earned when payment(s) is received including commissions and consulting fees. The adoption of SFAS 13 did not affect results of operations or financial position. To date, the Company has not operated in any business activity. The adoption of SFAS 13 did not affect results of operations or financial position. To date, the Company has not operated in any business activity.

J.   Pensions and Other Post-Retirement Benefits-
     Effective December 31, 1999, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Post-Retirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS 132 did not affect results of operations of financial position.

     The Company has not initiated benefit plans to date which would require disclosure under the statement.

K.   Derivative Instruments-
     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS 133 will be on earnings and the financial position of the Company, however it believes that it has not to date engaged in significant transactions encompassed by the statement.

9. Going Concern. The nature of the Company's financial status makes the Company lack the characteristic of a going concern. This is because the Company due to its financial condition may have to seek loans or the sale of its securities to raise cash to meet its cash needs.

ITEM 2

Management's Discussion and Analysis or Plan of Operation

     (a) Plan of operation.
To date, the Company has had no revenue from operations pursuant to its plan of operation. As of September 30, 2003, the Company had Assets of $5,303 and its accumulated net loss was ($21,286). The revenues earned from the inception, September 24, 1999 through September 30, 2003 totaled $16,277. No revenue was earned in the year ended December 31, 1999. The revenue earned for the years ended December 31, 2001 and December 31, 2002 was $9,782 and $2,226 respectively. Since the revenues earned were from commissions and consulting, the change was due solely to the availability of such revenue and was not due to a trend. Likewise, for the periods ended September 30, 2002 and September 30, 2003, the earned revenues were $2,183 and $244 respectively. The revenues earned were also from commissions and consulting and the change between periods was solely due to availability of such revenue and was not due to a trend.

The expenses incurred from inception, September 24, 1999 through September 30, 2003 totaled $37,563. The expenses incurred for the years ended December 31, 2001 and December 31, 2002 were $19,413 and $3,470 respectively. For the year ended December 31, 2001, the expenses included commission expense $4,962, interest expense $7,768 (which is non-recurring) and general and administrative expense $6,683. The commission expense and the general and administrative expenses were incurred as costs to produce the earned revenue. The interest expense was incurred as a cost of a mortgage on real property owned by the Company, but sold in December 2001. For the year ended December 31, 2002, the expenses were only for general and administrative expenses which were incurred as the costs to produce the earned revenue.

The revenues earned from inception, September 24, 1999 through September 30, 2003 were derived from commissions on brokerage transactions, including commissions on factoring and commercial mortgage loans and financial consulting regarding commercial mortgage loans. It is not known whether such earned revenue will continue in the future as the management of the Company intends to direct its efforts toward acquiring equity funding in order to put the business plan into action. The Company believes that its future earned income will be derived from the collection of Non-performing credit card debt and the sale of Non-performing and re-performing credit card debt.

The Company intends to seek funding during the next twelve months through equity markets. The Company does not expect to have sufficient cash from operations to meet its cash requirements for the next 12 months unless the Company is successful in obtaining equity capital to put our business plan in operation. Any cash shortfalls in the interim will be met by officers loans to the Company. The Company is dependent on future outside funding, such funding may not be available and the company currently plans to seek funding through the equity markets.

The company has attempted to raise funds for its stated purpose by two different methods previously. 1)The company has attempted to attract private placement investment by discussions with individual potential investors. These negotiations have proved unsuccessful. 2)The company has tried to sell its stock with the use of Regulation D, Rule 504. The company sold some of its stock through it's own effort to various individuals. The company believes now, with its Form 10-SB filing it can attract smaller investments from a wider public population. Although the Company was formed almost four years ago, it did not develop its business plan until July, 2001. The Company has diligently strived to raise equity capital. It has not yet implemented its plan nor began operations because it has not yet been successful in raising the equity capital necessary to implement the plan.

The Company expects to obtain a broker to make a market in the Company's stock through the Pink Sheets. There is no way for the Company to guarantee that any market maker will agree to apply to have the shares quoted.

The Company intends, over the near term, to seek a securities broker/dealer to make a market in the Company's stock and to raise equity capital upwards of $1,000,000 in order to implement its Business Plan. The Company intends to negotiate with the broker/dealer regarding the price of the stock and the amount of shares to be sold, which, as of this date, have not been determined. The Company intends to complete this process within the next few months. Although the Company's plan is to raise $1,000,000, the plan calls for initial funding of $600,000 of equity capital in order to provide the funds necessary for getting the Company to an operating status, which is estimated to take two months. This amount includes funds for the purchase of furniture, fixtures and equipment and software, non-recurring expenses, four months of operating expenses and to purchase portfolios for approximately $300,000 (by the end of the second month). The plan calls for additional funding of $400,000 of equity capital in the fourth month, all of which is intended to be used to purchase additional portfolios. It is intended that collection efforts begin early in the third month.

If the Company is successful in implementing its Business Plan, it intends to use the proceeds from equity capital in the following manner. 1)Cost of acquiring the equity capital, 13%;
2) Initial cost of new office equipment including telephone system, computer equipment, software, furniture and fixtures, 10%; 3) Non-recurring set up costs, including the leasing of up to 3,000 square feet of office space, 3%; 4)Initial payrolls (for the first three months), 7%; 5) working capital, 6% and 6) portfolio purchases, 61%. Any savings derived from lower costs for the above items will be directed to additional portfolio purchases.

If the Business Plan is fully implemented and allowing two months to set up, the Company intends to increase employment initially to two company officers, an accountant and seven collectors. Shortly thereafter, the Company intends to further increase employment to include a collection's manager, a clerical person and up to five additional collectors. Increases or decreases in future employment will depend upon the Company's ability be profitable and attract experienced collectors.

The Company expects to be fully operating by the third month following initial funding of equity capital. The Company expects to become profitable on a month to month basis by the sixth month and be fully profitable by the eleventh month, if the funding of equity capital is received in a timely manner. If the Company does not raise the equity capital required in our business plan, it would revise its business plan downwards to a level not yet determined and attempt to raise a smaller amount of equity capital.

When adequate funds become available, the Company will direct its full attention to the purchase and management of portfolios of Non-performing credit card debt.

During this period, the cash requirements of the Company will be met by officers loans to the Company. However, if the Business
Plan is implemented, the potential earned revenue is intended to meet the future cash requirements of the Company.

The company will purchase all rights, title and interest of the Non-performing accounts receivable at deeply discounted rates, (Approximately 10% or less of face values), convert them into revenue for profit, develop a portfolio of restructured debt with recurring monthly payments for future collection or resale and sell the residual portfolio.

The Company intends to purchase higher yielding portfolios when they are available that are classified by lenders as "50-Day Charge-Off" credit card debt. By definition, these are accounts that have gone through an internal collection unit for 50 days, subsequent to being charged-off. This product meets all of our purchasing requirements including reliable source, readily available, stable price, good support from the originating bank, and, most importantly, a potentially consistent predictable yield in excess of 150% of cost, and therefore, fits well into a long term business plan. These are called "zero agency accounts.".

Also, during this period, the Company intends to continue its research in the Non-performing credit card debt market by staying abreast of changing conditions in the market. It also intends to begin dialogue with potential sellers and buyers of Non-performing and re-performing debt so that initial buying can begin without delay if the Company can implement its Business Plan.

The foregoing plan of operation contains forward-looking statements. The following important factors can cause actual results to differ materially from those in the forward-looking statement.

Risk Factors

     Development Stage Company. Considered to be in a development stage, the Company will be reliant upon additional funding to expand its business as set forth in its continuing strategic plan for growth. There can be no assurance that the company will be able to effect this planned expansion in a successful and profitable manner. It will be necessary to obtain financing to commence planned operations. There can be no assurance that the Company will be able to generate sufficient operating income or that it will be able to raise additional funds.

     Uncertainty of Significant Assumptions. The Company's plans for financing and implementing its planned business operations and the projection of the company's potential for profitability from its intended operations are based on the, judgement and certain assumptions of management and upon certain available information concerning availability of nonperforming credit card debt. There can be no assurance that funds anticipated through any future stock sales will be realized. The Company's plans are based on the following assumptions: That the Company will sell enough stock to commence operations. That the Company will be successful in adhering to its planned formula for growth. That collections will reach a minimum level to allow probability.

     Competition. Competitors of the Company include traditional consumer debt buyers and sellers such as Portfolio Recovery Associates, Collins Financial Services, Inc., Oliphant Financial Corp., US Credit Corp., and many other financial institutions. Competitors have an advantage over the Company primarily due to the fact that they have more funds to invest in portfolio purchases.

     Dependence on Key Personnel. The Company has been significantly dependent on the services of Mr. James H. Bashaw, Chairman, President and Richard R. Cook, Secretary, Treasurer in the past. In the future, the Company will be significantly dependent upon any future employees of the Company for the continued development of the Company's services. The loss of services of senior management could have a substantial adverse effect on the Company. The expansion of the Company's business will be largely contingent on its ability to attract and retain highly qualified corporate and operations level management team. There is no assurance that the Company can find suitable management personnel or will have financial resources to attract or retain such people if found.

     Potential Liability and Insurance. As with all businesses operating in today's somewhat litigious atmosphere, the Company's intended operations could expose it to a risk of liability for legal damages arising out of its operations. Although the Company intends to carry acceptable levels of liability insurance for its industry, there can be no assurance that the coverage maintained will be sufficient in the event of extraordinary legal damages. Other than the generic liability risks of most companies, the Company's main risk would be its collection and management employees not adhering to the provisions of the Fair Debt Collections Practices Act or the Fair Debt Reporting act. The provisions of these Acts provide a framework of policies and procedures regarding acceptable practices to be used in collecting debt and reporting the debt collected/not collected to the proper credit bureaus.

     No Historical Basis for Management's Opinion. There is no basis, other than the judgement of the Company's Officers and Directors on which to estimate, (i) the amount of revenues which the Company's planned operations may generate or (ii) other aspects of the Company's proposed operations.

     Common Stock has no Trading History. There is no public market for the Company's common stock. The Company's common stock has never been traded through any public market or quoted on any public exchange. There is no market price and no operating results. The Company intends to obtain a broker to make a market in the Company's stock through the pink sheets. There is no way to predict that a market can be established in the Company's stock or if one is established, what the market price of the Company's market price will be.

     Indemnification of Directors and Officers. The Company intends to provide for the indemnification of Officers and Directors relating to their activities on behalf of the Company to the fullest extent permitted under Florida law. These provisions may have the effect of providing indemnity in connection with suits brought by Shareholders against an Officer or Director who has been alleged to be negligent, if that Officer or Director acted in good faith and presumed to do so in the Company's interest.

     No Dividends. No dividends have been paid on the Shares and the Company does not anticipate the payment of cash dividends in the foreseeable future. If the operations of the Company become profitable, it is anticipated that, for that foreseeable future, any income received therefrom would be devoted to the Company's future operations and that cash dividends would not be paid to the Company's Shareholders.

     Possible Rule 144 Sales/ Sales Under Rule 504. A majority of the issued and outstanding Shares are restricted securities and may be sold in open market transactions in compliance with Rule 144 adopted under the Securities Act of 1933, as amended (the "Securities Act"), which provides in pertinent part that each Officer, Director and affiliate may sell every three months in brokerage transactions after a holding period of one year an amount equal to the greater of 1% of the Company's outstanding Shares or the amount of the average weekly trading volume, if any, during the four weeks preceding the sale. Sales under Rule 144 may have a depressive effect on the price of the Shares in the over-the-counter market. In addition, all the remaining issued and outstanding Shares were issued pursuant to Rule 504 under Regulation D of the Securities Act.

     Penny Stock Regulation. The stock of the Company may be subject to "Penny Stock" regulations. Broker-dealer practices in connection with transactions in "penny stock" are regulated by certain penny stock rules adopted by the Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on Nasdaq provided that current price and volume information with respect to transactions in such securities is provided by the exchange or systems) or to other than establish customers or accredited investors. [In general, "accredited investors" are defined as institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 with their spouses.] If Penny Stock regulations apply to the Company's stock, selling brokers would have to make sure that the transaction of penny stock purchase is suitable for particular buyers. This suitability test might negatively impact the liquidity of the Company's stock.

ITEM 3.  Controls and Procedures

(a) Under supervision and with the participation of our chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosures controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2003. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses)in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation referenced in paragraph (a) above.




                   PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

There are none

Item 2 Changes in Securities

There are none

Item 3 Defaults Upon Senior Securities

There are none

Item 4 Submission of Matters to a Vote of Security Holders

There are none

Item 5 Other Information

There is none

Item 6 Exhibits and Reports on Form 8-K

(a) Index of Exhibits

3(i)A  Articles of Incorporation
3(i)B  Amended Articles of Incorporation
3(ii)  Bylaws

Incorporated by reference from Form 10SB filed June 25, 2003.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter for which this report is filed.


     The rest of page left blank on purpose.









                           SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned duly authorized.

Date: November 13, 2003

CREDIT ONE FINANCIAL, INC.
(Registrant)


By:    /s/ James H Bashaw

           James H Bashaw
   President & Chief Executive Officer


By:    /s/ Richard R Cook

           Richard R Cook
      Chief Financial Officer
       Treasurer & Secretary