Form 10KSB
period 2003-12-31
CREDIT ONE FINANCIAL INC
filed 2004-03-26
CIK 1201135

UNITED  STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-KSB

XX  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
               For the fiscal year ended  December 31, 2003

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
               For the transition period from          to

               Commission file number   000-50320

                   CREDIT ONE FINANCIAL, INC.
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Florida                      59-3641205
  (State of Incorporation)        (IRS Employer ID Number)

          Post Office Box 3462, DeLand, FL 32721-3462
    505 E. New York Avenue, Suite 8, DeLand, Florida  32724
     (Addresses of principal executive offices and Zip Code)

     Securities to be registered pursuant to 12(b) of the Act:


     Title of each class           Name of each exchange on which
     to be so registered           each class to be registered

        Not applicable                      Not applicable

     Securities to be registered pursuant to 12(g) of the Act:


     Title of each class           Name of each exchange on which
     to be so registered            each class to be registered

   Common Stock, Par Value $0.001             Not Applicable

Check whether the issue (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject filing requirements for the past 90 days. Yes XX No



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SKB or any amendments to this Form 10-KSB.

The issuer's revenue for the fiscal year ended December 31, 2003 were $ 245.00.

The number of shares outstanding of the issuer's common stock as of March 25, 2004 was 4,931,150 shares. There is no current market in the filer's stock.

Transitional Small Business Disclosure Format (check one):
         yes   XX  no
                             PART I

Item 1. DESCRIPTION OF THE BUSINESS.

     (a) Business Development

     (1) Form and year of organization.

Credit One Financial, Inc., a Florida Corporation, (hereinafter referred to as the ("Company") was organized on September 24, 1999 and did not conduct any business until October 2000. The name and address of the company is Credit One Financial, Inc., 840 W. New York Ave., Ste. D, DeLand, FL 32720.

The Company was formed for the purpose of raising the necessary funds for purchasing, servicing, rewriting and reselling of Non-performing (defaulted) unsecured credit card portfolios to be acquired from financial institutions. However, since its inception, the Company, on a limited basis, has derived its income from business consulting and transactions' brokerage. It has performed consultations regarding the financing of small commercial properties. It has brokered the financing of business notes, equipment leasing, factoring, ship's mortgages and commercial property. Such activity was provided as revenue to the Company by James H. Bashaw, President, only when it became available and not on a steady basis. These activities provided the Company with $16,277 in accumulated revenue from October 2000 and June 30, 2003. Most of the revenue, $9,782, was produced in 2001. To date the Company has had no revenue from operations pursuant to its plan of operation. As of June 30, 2003, The Company had assets of $1,734.00 and it's accumulated net loss was $20,071.00.


    Industry Overview

Non-performing portfolios of credit card debt accumulate in the normal course of operations, when a credit grantor from time to time charges-off from its books, accounts which are delinquent. Because the outstanding balance remains the obligation of the defaulting customer, a group of charged-off accounts (a portfolio) contains a value which can be obtained through various collection techniques. This value or yield is dependent upon several variables such as creditor standards, geographical stratification of the portfolio, ages of the charge-offs, stages of internal and external collection efforts, elapsed time since collection was last worked, elapsed time since last activity, past recovery obtained from collection efforts and whether the debt is within the statute of limitations. These portfolios may be acquired at significant discounts of their face value, ranging from $.01 to $.10 on the dollar, with an expected return expressed as a percentage of portfolio costs, ranging from 150% to 200%.

A "portfolio of restructured debt" is one that includes several accounts that were initially purchased as Non-performing debt, then converted to performing debt because the debtor(s) is able and willing to make monthly payments going forward. Because there is a reasonable expectation that the debtor will make the remaining payments to pay off the principal balance and interest, such accounts/portfolios can be sold for approximately 40% of the remaining face value to debt buyers who wish to collect on such accounts for the life of the accounts. The markets for these re-performing accounts are small finance companies or other debt buyers who prefer re-performing accounts rather than Non-performing accounts, such as collection attorneys.

When a portfolio is purchased, the debtors are given written notice of the new owner of their account. Immediately thereafter, collectors will begin to contact the debtors by phone and begin the collection process. Some debtors will pay in full, some will make partial settlements, some will agree to make mutually acceptable monthly payment arrangements and some will pay nothing. Amounts collected in excess of the cost of the accounts become gross profit. Gross profit is not considered until the entire cost of the purchased portfolio is recovered using the "cost recovery method." The Cost Recovery Method requires that any amounts received be first applied against the recorded amount(cost)of the portfolio and when that amount has been reduced to zero, any additional amounts received are recognized as income.

It is well known throughout the collection industry that, regardless of when portfolio accounts are purchased, whether they are purchased immediately after being charged off, after one or two collection agencies have attempted collection or as tertiary accounts (three or more collection agency attempts), the consistently predictable yield in the industry is 150% or more of the cost of the portfolio. This percentage is well known and has been published in collection industry trade journals. The most recent reference was taken from News and Events published on the internet by Kaulkin and Ginsberg Company on September 24, 2002, which clearly states the average return of 150 percent of cost. The article also states the percentage of purchased debt by age classifications and the percentage of each and the approximate percentage of face value paid for each classification. The Company has based its business model on purchasing fresh charge off accounts known as "Zero Agency Accounts," which means that the accounts have not previously been sent to another collection agency for collection. Many other classifications of accounts can be purchased at lower prices because the accounts have aged and been previously serviced. The main reason these accounts still hold some value is because debtors who previously were unable to make timely payments may now be financially able to make payments. Many debt buyers use these tertiary accounts as fill in accounts to maintain the high volume of accounts that each collector can process, because of the usually large numbers of accounts in tertiary portfolios.

A $1,000,000 face value portfolio of Zero Agency accounts can be purchased for $100,000 (10%) containing 250 accounts at $4,000 each (the preferred size account). A $10,000,000 face value portfolio of Tertiary accounts can be purchased for $100,000 (1%) containing 2,500 accounts at $4,000 each. Typically, a collector could call 250 accounts in one week (including negotiations, busy signals, party not at home and no answers). Once contacted and payment arrangements made, that account can not be called upon for another 30 days. Therefore, tertiary accounts are used to fill in the collection activity for the balance of the month. There is an abundance of one and two agency accounts available for purchase.

     Distribution Methods of Products or Services.

The published amount of outstanding consumer credit card debt as of December 2002 is $722 Billion. The charged off market has soared from $20 Billion in 1998 to more than $60 Billion by the end of 2002. This information was published in a feature article "Debt sales, Ready to Erupt?"in Collections and Credit Risk magazine, June, 2000. A similar statement was made in News and Events published on the internet by Kaulkin and Ginsberg Company on September 24, 2002. This debt is spread over all age categories of credit card debt from fresh charge off to about six years old. It is possible to purchase any age category of credit card debt simply by being specific as to what you want to purchase. This refers to 1) approximate portfolio face amount,
2)Classification (ie. Zero Agency or other), 3) average account size, 4) state or region where originated, 5)recently scrubbed for bankrupt accounts and deceased debtors, 6) no debtors that are in college and 7) approximately what discount from face it will pay. A buyer typically would require a review of the accounts before purchase through the use of a confidentiality agreement, which protects the seller. A buyer can reject any portfolio offered. (The Company intends to purchase portfolios that are readily available over the internet being offered by a combination of debt buyers and sellers, debt brokers and debt resellers.) There are many other sources. The buyer is sent a listing of various portfolios available every week over the internet from DebtNews@Collectionindustry.com. A buyer can perform full due diligence prior to purchase and that comes with guarantees from the buyer that the account debtors are not deceased or in bankruptcy, already paid previously or erroneous information is given on accounts, those accounts can be returned to the seller for reimbursement of the original cost or replaced with additional accounts. There is almost no competition when buying small portfolios (less than $100,000, because they are readily available to purchase.) Competition is present when purchasing large portfolios upwards of $100 Million of Face value.

Our research indicates and the Company believes that newly charged off credit card accounts(a portfolio)can be purchased for approximately 10% (or less)of the face amount(balance)of the accounts and when all collection activities of the Company have been completed, the total gross return will be from fifteen to 20% of face. Example: A portfolio with a face amount of $100,000 is purchased for $10,000. After all the "collection activity" is complete, the gross amount collected will be $15,000 to $20,000.Therefore, the gross amount collected, or expected return is 150 to 200 percent of the cost. "Collection Activity" includes collections from the debtors, proceeds from the sale of re-performing accounts and the sale of accounts deemed not collectable at the time of sale.

     Plans and Strategies of the Company

The Company intends to seek funding during the next twelve months through equity markets in order to implement its business plan. If the business plan can be implemented, the Company intends to purchase portfolios of non-performing (bank issued) credit card debt only. It also intends to purchase primarily (fresh charged off accounts) "Zero Agency" portfolios, because all of its forward looking statements are based upon this type of portfolio as a result of the research performed by the management of the Company. The Company may purchase portfolios of older non-performing credit card debt from time to time as it sees fit. The Company has no intention of purchasing any other types of non-performing debt.

The Company intends to purchase portfolios from large debt buyers/resellers or brokers. Because large portfolios offered for resale can be segmented by face amount, states or area, average account size and number of accounts, the Company can purchase portfolios of size that fits its needs from geographical areas it chooses. Once a confidentiality agreement is executed between the seller and the Company, the segmented portfolio is offered to the Company for its review and acceptance or rejection. If accepted, the cost of the portfolio is paid in full. During the following sixty (60) days, accounts found to be in bankruptcy, previously paid or the account debtor(s) deceased are returned to the seller for immediate refund or replacement with other accounts of similar value.

When portfolios are purchased, a written notice would be sent by the Company to all of the debtors notifying them that the Company now owns their account and it requires repayment of the debt to be sent to it for the outstanding balance. Updated credit reports are obtained on each debtor and are screened in order to determine the probability for full or partial collection. As soon as possible thereafter, the Company's collectors would begin calling the debtors by phone in order to begin a dialogue for the best method for the debtors to repay their debt. This dialogue can include negotiations for discounting the balance due (if necessary), possibly adjusting the interest rate and scheduling future payments, either in one or a few lump sums or monthly payments in an amount that would be comfortable for the debtor(s) to make. Some debtors could be called several times before contact is made. Debtors who agree to make monthly payments would be called in a timely manner to remind them that the payment is due or a notice would be mailed to them for the same purpose. Accounts that have generated three or more timely monthly payments would be evaluated for possible sale as re-performing accounts. Also, accounts where no payment has been received and none anticipated over the near term would be repackaged into a portfolio for resale. All phone contacts with debtors would be conducted in a non-confrontational manner, yet with the persistence required to effect collection where possible.

The Company intends to purchase additional portfolios from funds generated from collections as a matter of course.

Legal recovery will be pursued against debtors only if the Company determines that such action would have a high degree of success. Debtors who become bankrupt would not be pursued for collection.

     Competitive business conditions and the Company's competitive position in the industry and methods of competition.

The place of the Company in the industry would be at or near the bottom as a start up company with a small amount of capital. However, due to the massive amount of defaulted consumer debt in the marketplace and the availability of continued defaulted consumer debt, competition is not a serious consideration for the company. As of the last time management surveyed the marketplace, it found an adequate supply of fresh charge-off consumer debt available for sale at competitive prices.

     Sources of Credit Card Debt Portfolios

There are several reliable sources, i.e., established debt buyers and sellers, especially over the internet, where portfolios are readily available and can be purchased at any time. They offer a wide variety of portfolios that can be segmented by portfolio size, account size, number of accounts, age, geographical location, the number of times the accounts have sustained collection activity and industry wide pricing consistent with the number of times that outside collection activity has taken place, if at all. They also provide background information on each account from the original credit grantor from the inception of the account(s)including such items as account signature(s), name, address, phone numbers, account balances, interest rate and account terms with respect to late charges and over limit charges.

     Effect of existing or probable governmental regulations on the business.

The Company must comply with the Fair Debt Collection Practices
Act. This act is surprisingly straight forward and easily followed.

     Number of employees.

Presently, the Corporate President, James H. Bashaw and the Corporate Secretary, Mr. Richard R. Cook, are staffing the office and performing management functions without compensation. Until such time as the Company raises sufficient operating capital this
arrangement will continue.   None of the Company's Officers or
Directors have received any payment from the Company for their services to the Company through the effective date of this document.

The first full time employee will be Mr. Bashaw, who will oversee all administrative functions. One part time employee will perform collection efforts during the day and the other part time employee will perform collection functions in the evening. Mr.
Cook will oversee the purchase and sale of all portfolio contracts on an as needed basis.

The Company intends to hire additional management that has more than 15 years experience in analyzing, forecasting, planning, implementing and achieving projected recovery yields from portfolios of charged-off accounts.

This specific individual who is presently self-employed in the debt buying industry and who, in fact, has provided most of the education that Mr. Bashaw and Mr. Cook have acquired about this industry. The Company intends to hire this person when the Company has reached a point in its proposed growth that would allow for such employment. In the interim, this person is available to the Company for continued consultations. If he is not available when the Company requires his employment, the Company believes that there are many qualified individuals available for hire as shown in the extensive data base of Candidate Profiles available in the Job Exchange at News@CollectionIndustry.com, which specializes in offering career and job placements for people in the credit and collection industry.

Mr. Bashaw and Mr. Cook have no experience in the debt collection business. However, they have carefully studied this type of business for more than six (6) years. They worked with a small debt buyer/seller collection business that purchases portfolios of Non-performing credit card debt in order to ascertain the many aspects of how such a business functioned. For the past two years, they have received daily internet bulletins from CollectionIndustry.com known as the Credit and Collection Daily. It is produced by Kaulkin, Ginsberg, Collection Advisor, Bethesda, MD, which is one of the most complete sources of information for the collection industry. Weekly they receive, over the internet, lists of portfolios or parts thereof from Debtnews@collectionindustry.com. These are portfolios of varying sizes, ages, geographic locations and can be segmented by state, territory, account size and portfolio size. This information is listed by buyers and sellers of debt portfolios. The Company is also a subscriber to Collection and Credit Risk, a monthly publication produced by Thomson Media, Chicago, IL, that deals with all phases of debt collection and also sponsors most of the trade shows and conferences for the collection industry. They also produce a complete debt buyers guide in book form(the size of a typical telephone book)and on disk. Mr. Bashaw has attended four such trade shows and conferences in different parts of the country during the past few years. Mr. Bashaw and Mr. Cook believe they have the industry knowledge and business acumen to manage the debt buying, collecting and debt selling of the Company.

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company currently shares office space with one of the Directors, Richard R. Cook, at 840 W. New York Ave., Ste. D, DeLand FL 32720. The Company has very little need for facilities. The Company uses the office equipment of Richard R. Cook. On February 23, 2004 the Company, togther with one of it's directors Richard R. Cook, moved it's office to 505 E. New York Ave., Ste. 8, DeLand, FL 32724.

The Company has agreed to pay Mr. Cook rent at below market rates when the Company has income from operations. No rent has been paid or accrued to date and no exact rent amount has been agreed upon.

Management believes the officers and directors of the Company will lend the Company the money to pay rent if necessary.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not involved in any litigation.

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

There were none. The annual shareholders meeting was not held until February 17, 2004 at 4:00 pm.

                            PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The common stock has not traded on any market and has no market value, but management believes the Company's shares will begin to do so after this SEC Form 10-SB is filed, and a market maker is selected. Management believes that there will be a market for the common stock of the Company on the over-the-counter market; however, no independent market maker or transfer agent has been selected or engaged at the time of filing of this SEC Form 10-SB.

The Company expects to obtain a broker to make a market in the Company's stock through the Pink Sheets. There is no way for the Company to guarantee that any market maker will agree to apply to have the shares quoted. The total number of security holders of the Company's stock is 49 as of December 31, 2003.

Sale of stock subsequent to the effective date of Form 10SB
(August 25, 2003).

During the period beginning August 26, 2003 through December 31,
2003, the Company sold 92.250 shares of authorized but unissued shares of common stock at $0.04 per share for $3,690.00 to private individuals.

On November 24, 2003, through an officers loan account, 92,000 shares of authorized but unissued shares of common stock were sold to one individual at $0.04 per share for $ 3,680.00.

On December 30, 2003, the Company redeemed from James H. Bashaw
125,000 shares of authorized and issued shares of common stock at $0.04 per share for $5,000.00.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.

     (a) Plan of operation.

The revenues earned from the inception, September 24, 1999 through June 30, 2003 totaled $16,277. No revenue was earned in the year ended December 31, 1999. The revenue earned for the years ended December 31, 2001 and December 31, 2002 was $9,782 and $2,226 respectively. Since the revenues earned were from commissions and consulting, the change was due solely to the availability of such revenue and was not due to a trend. Likewise, for the periods ended June 30, 2001 and June 30, 2002, the earned revenues were $647 and $244 respectively. The revenues earned were also from commissions and consulting and the change between periods was solely due to availability of such revenue and was not due to a trend.

The expenses incurred from inception, September 24, 1999 through June 30, 2003 totaled $36,348. The expenses incurred for the years ended December 31, 2001 and December 31, 2002 were $19,413 and $3,470 respectively. For the year ended December 31, 2001, the expenses included commission expense $4,962, interest expense $7,768 (which is non-recurring) and general and administrative expense $6,683. The commission expense and the general and administrative expenses were incurred as costs to produce the earned revenue. The interest expense was incurred as a cost of a mortgage on real property owned by the Company, but sold in December 2001. For the year ended December 31, 2002, the expenses were only for general and administrative expenses which were incurred as the costs to produce the earned revenue.

The revenues earned from inception, September 24, 1999 through June 30, 2003 were derived from commissions on brokerage transactions, including commissions on factoring and commercial mortgage loans and financial consulting regarding commercial mortgage loans. It is not known whether such earned revenue will continue in the future as the management of the Company intends to direct its efforts toward acquiring equity funding in order to put the business plan into action. The Company believes that its future earned income will be derived from the collection of Non-performing credit card debt and the sale of Non-performing and re-performing credit card debt.

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

Risk Factors

     THE SHARES OF CREDIT ONE FINANCIAL, INC. ARE HIGHLY SPECULATIVE, INVOLVE A HIGH DEGREE OF RISK AND SHOULD BE PURCHASED ONLY BY PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT. THIS REGISTRATION STATEMENT CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL EVENTS AND RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THE FOLLOWING RISK FACTORS AND ELSEWHERE IN THIS REGISTRATION. INVESTMENT IN THE SHARES OF CREDIT ONE FINANCIAL, INC. INVOLVES A HIGH DEGREE OF RISK. PROSPECTIVE INVESTORS IN THESE SHARES SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REGISTRATION.

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

     Penny Stock Regulation. The stock of the Company may be subject to "Penny Stock" regulations. Broker-dealer practices in connection with transactions in "penny stock" are regulated by certain penny stock rules adopted by the Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on Nasdaq provided that current price and volume information with respect to transactions in such securities is provided by the exchange or systems) or to other than establish customers or accredited investors. [In general, "accredited investors" are defined as institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 with their spouses.] If Penny Stock regulations apply to the Company's stock, selling brokers would have to make sure that the transaction of penny stock purchase is suitable for particular buyers. This suitability test might negatively impact the liquidity of the Company's stock.
ITEM 7.   FINANCIAL STATEMENTS.

                   ROBERT N. CLEMONS, CPA, PA
                          PO BOX 1670
                   DELAND, FLORIDA 32721-1670

The Board of Directors of
Credit One Financial, Inc.

                  Independent Auditor's Report

We have audited the accompanying consolidated statement of financial condition of Credit One Financial, Inc. as of December 31, 2003 and the related statements of operations & changes stockholder's equity and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2002 and 2001 financial statements were audited by other auditors whose report dated October 29, 2003, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has no commitments for selling its stock or obtaining loans to sustain future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

311-C South Woodland Boulevard,  PO Box 1670 , DeLand, FL 32721
(386)740-8578 PH (386)740-8554 FAX  RNCCPA@cfl.rr.com
Independent Auditor's Opinion                             Page 2

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Credit One Financial, Inc. as of December 31, 2003 and the results of operations, changes in stockholder's equity and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.



/s/ Robert N. Clemons, CPA, PA


DeLand, Florida
March 15, 2004




















                     Marvin B. Seidman, CPA
                  Certified Public Accountant
                     8501 S.W. 29th Street
                     Miami, Florida  33155
                         (305) 221-8271

                  INDEPENDENT AUDITOR'S REPORT

To:  The Board of Directors
     Credit One Financial, Inc.
     DeLand, Florida

I have audited the accompanying balance sheet of Credit One Financial, Inc. (a development stage company) as of December 31, 2002, and the related statements of income and accumulated earnings, and cash flows for the fiscal years ended December 31, 2001 and December 31, 2002, and the cumulative period reflected here is since inception, September 24, 1999 through December 31, 2002. These financial statements are the responsibility of the management of Credit One Financial, Inc. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has had losses and may be dependent upon the sale of its securities or loans for funds to meet its cash requirements. The factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Credit One Financial, Inc. as of December 31, 2002, and the results of its operations and cash flows since inception, September 24, 1999 through the fiscal year ended December 31, 2002 in conformity with generally accepted accounting principles.

/s/ Marvin B. Seidman
Marvin B. Seidman, CPA
Certified Public Accountant
October 29,  2003














































                   Credit One Financial, Inc.
                 (A Development Stage Company)

                         Balance Sheets
                   December 31, 2003 and 2002

                                          2003              2002
Assets
Cash in bank                           $ 1,128          $    52
Loan Receivable                            160              160
Security Deposits                          290              589
Deferred Offering Expenses                   0            2,619
                     Total Assets      $ 1,578          $ 3,420

Liabilities & Stockholder's Equity
Liabilities:
Loans from Officers, net               $   147          $   209
                Total Liabilities          147              209

Stockholder's Equity:
Common stock, authorized 10,000,000 shares,
$.001 par value, shares issued and outstanding:
2003 - 4,825,150; 2002 - 4,588,500;
2001 - 4,500,000                         4,825            4,589
Additional Paid In Capital              19,260            9,652
Deficit accumulated during
Development Stage                      (22,654)         (11,030)
       Total Stockholder's Equity        1,431            3,211
              Total Liabilities &
             Stockholder's Equity      $ 1,578          $ 3,420
















See independent auditor's report and notes to financial statements.
                   Credit One Financial, Inc.
                 (A Development Stage Company)

                    Statements of Operations
       For The Years ended December 31, 2003, 2002 & 2001
                 and Cumulative from Inception


                                                       Cumulative
                                                   From Inception
                             2003     2002    2001    To 12/31/03
Revenue:
 Commissions                 $245     $345   $6,782      $11,397
 Consulting                     0    1,881    3,000        4,881
 Total Revenue                245    2,226    9,782       16,278

Expenses:
 Commission Expense             0        0    4,962        6,962
 Interest Expense               0        0    7,768        9,143
 Stock Registration Expense 5,119        0        0        5,119
 General & Administrative
      Expense               6,750    3,470    6,683       17,708
 Total Expenses            11,869    3,470   19,413       38,932
 Net Income (Loss)       ($11,624) ($1,244) ($9,631)    ($22,654)

 Net Loss Per Share      ($0.0024)($0.0003) ($0.0031)   ($0.0056)







See independent auditor's report and notes to financial statements.

                               Credit One Financial, Inc.
                              (A Development Stage Company)

                      Statements of Changes in Stockholder's
Equity
                   For The Years ended December 31, 2003, 2002 &
2001

                             Common     Common     Additional
                  Total
                              Stock      Stock        Paid In
Accumulated   Stockholder's
                             Shares     Amount        Capital
Deficit          Equity

Balance, December 31, 2001  4,500,000  $   4,500    $    5,500
($ 9,786)     $    214
Officer's Loan contributed
 to capital                                                700
                   700
Shares sold for cash
 @ $.04/share                  88,500         89         3,452
                 3,541
Net Income (Loss) for the Year
  ended December 31, 2002
  (1,244)       (1,244)
Balance, December 31, 2002  4,588,500  $   4,589    $    9,652
($11,030)     $  3,211
Shares sold for cash
 @ $.04/share                 207,150        207         8,079
                 8,286
Non-cash Expenses Contributed
 by Officers                                               379
                   379
Legal fees paid by issuing
 shares valued at $0.04/share   62,500        62         2,438
                 2,500
Officer's Loan exchanged for
 shares valued at $0.04/share   92,000        92         3,588
                 3,680
Officer's Shares Redeemed,
 valued at $0.04/share        (125,000)     (125)       (4,876)
                (5,001)
Net Income (Loss) for the Year
  ended December 31, 2003
(11,624)       (11,624)
Balance, December 31, 2003   4,825,150 $   4,825    $   19,259
($22,654)     $  1,431

See independent auditor's report and notes to financial statements.

                   Credit One Financial, Inc.
                 (A Development Stage Company)

                    Statements of Cash Flows
       For The Years ended December 31, 2003, 2002 & 2001

                                                       Cumulative
                                                   From Inception
                                 2003   2002   2001   To 12/31/03

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                    ($11,624) ($1,244)($9,632)  ($22,654)
Adjustments to reconcile net
income to cash from operations-
Write off of Deferred
Offering Costs                 2,619        0       0          0
Non-cash legal fees paid
with Common Stock              2,500        0       0      2,500
Non-cash expenses contributed    379        0       0      6,579
Change in balance of-
Loans Receivable                   0      831     (420)     (160)
Security Deposits                299        0     (200)     (290)
  Net Cash Used by Operations (5,827)    (413) (10,252)  (14,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock Issued           11,966    3,540    3,500    20,216
Change in Loans to Shareholder(5,063)  (3,179)   3,264    (5,063)
Additional Capital Contributed
by Stockholder                     0      700    5,500         0
Deferred Offering Expenses         0   (2,619)       0         0
Net Cash Provided by (Used by)
Financing Activities           6,903   (1,558)  12,264    15,153

Increase (Decrease) in Cash    1,076   (1,971)   2,012     1,128
Beginning Cash Balance            52    2,023       11         0
Ending Cash Balance           $1,128   $   52   $2,023   $ 1,128

Non-cash Transactions:
Redemption of Stock Applied to
Shareholder Loan              $5,000    $   0   $    0   $     0

Supplementary Disclosures -
Interest Paid                 $    0    $   0   $7,768   $ 9,143
Income Taxes Paid             $    0    $   0   $    0   $     0

See independent auditor's report and notes to financial statements.


                   CREDIT ONE FINANCIAL, INC.
                 Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations

The Company was incorporated in the State of Florida on September 24, 1999. The Company is presently engaged in market research regarding the cost and availability of non-performing credit card debt portfolios. It is also engaged in research regarding the current market price for re-performing portfolios as well as the market prices offered for portfolios deemed non-collectable at the time of sale. The Company continues to review resumes of potential collectors for the Company. The Company is exploring avenues for raising capital in order to put its business plan into effect. Through December 31, 2003, the Company has had no revenue from operations pursuant to its plan of operation and did not conduct any business until October, 2000.
At its inception on September 24, 1999, the Company was authorized to have outstanding 1,000 shares of common stock at $1.00 par value per share. On November 29, 2001, the Company amended its Articles of Incorporation, Article III Capital Stock to authorize the maximum number of shares to have outstanding at any one time to be 10,000,000 shares of common stock having a par value of $0.001 per share. At the same time, the Company deleted
Article VI - Preemptive Rights.

Revenue Recognition
The Company will recognize revenue for purchased nonperforming receivables in accordance with AICPA Practice Bulletin 6 which requires that any amounts received be first applied against the recorded amount (cost) of the portfolio and when that amount has been reduced to zero, any additional amounts received are recognized as income ("Cost Recovery Method").

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Deferred Offering Expenses
The Company has accumulated expenses associated with its plan to register and sell shares of its Common Stock in Nevada. On June 13, 2003, the Company filed a Form 10SB with the US Securities and Exchange Commission, which had the effect of abandoning the Nevada stock offering. Accordingly, accumulated deferred offering expenses totaling $5,119 was charged to expense.

Financial Instruments
The Company's short-term financial instruments consist of cash and cash equivalents, loan receivable and accounts payable. The carrying amounts of these financial instruments approximates their fair values due to their short-term maturities. Financial instruments that potentially subject the Company to risk consist of bank balances. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leverage derivative financial instruments.

Earnings Per Share
Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. The Company has no stock options, warrants or other potentially dilutive instruments outstanding at December 31, 2003.

Use of Estimates
The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Reclassifications
Certain reclassifications have been made to prior-year amounts to conform to current-year reporting classifications. These reclassifications had no impact on net earnings.

NOTE 2 - STOCK REDEMPTION
As of December 31, 2003, the Company redeemed 125,000 shares of the Common Stock of James H. Bashaw at $0.04/share for a total of $5,000 which was applied to Mr. Bashaw's non-interest bearing loan account with the Company. After the redemption, Mr. Bashaw was indebted to the Company in the amount of $2,357.93.

NOTE 3- GOING CONCERN
The nature of the Company's financial status makes the Company lack the characteristics of a going concern. This is because the Company, due to its financial condition, may have to seek loans or the sale of its securities to raise cash to meet its cash needs. The level of current operations does not sustain the Company's expenses and the Company has no commitments for obtaining additional capital.

ITEM 8.   CHANGES IN AN DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

There are none.

ITEM 8A.  CONTROLS AND PROCEDURES.

As of the date of the financial statements included in this Annual Report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (""CEO"") and Chief Financial Officer (""CFO""), of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to satisfy the objectives for which they are intended. Subsequent to the date of our management's evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a) Identification of Directors:

  Name                  Age       Position Held with Company
_______________________________________________________________

James H. Bashaw          67             Director
Richard R. Cook          58             Director


Identification of Officers:

Name                    Age       Position Held with Company
_______________________________________________________________

James H. Bashaw          67   President
Richard R. Cook          58   Secretary, Treasurer

Officers of the Company serve at the will of the Board of

Directors. Presently the Company has no employment contracts with any of its officers.

Brief biographies of the officers and directors of the Company are set forth below. Each director holds office until the next annual meeting or until his death, resignation, retirement, removal, disqualification or until a successor has been elected and qualified. Vacancies in the existing board are filled by a majority of the remaining directors.

Biographies:
James H. Bashaw

Mr. Bashaw is the founder of the Company and serves as Chief
Executive Officer of the Company. His responsibilities include managing all aspects of the business and oversee all transactions. He has held this position since the inception of the company.

Mr. Bashaw acted as a self-employed independent contractor between August 1993 and April 1996. He specialized in buying and selling mortgage notes and brokering factoring and equipment leasing. In April 1996, he joined Signature Funding Group to continue the same activities and to process mortgage loans. In January 1997, he obtained a Florida Mortgage Brokers License and began to originate mortgage loans on residential and commercial properties. Signature Funding group changed its name to American Note and Mortgage, Inc. in August 1998. Mr. Bashaw did not hold any titles with either Signature Funding Group or American Note and mortgage. It retained the same office location and facilities. Mr. Bashaw continued to keep his license with that company until 12/30/02. (He also held a Florida Mortgage Brokers License from January 1985 to August 1989). He left the mortgage brokerage industry for a four-year term of employment with an electronic distributor in Pompano Beach, Florida where he functioned as a manufacturer's representative covering the Northern half of Florida until August 1993.

Prior to 1985, Mr. Bashaw was president and CEO of four manufacturing companies dating back to 1965. These companies produced products and services for the printed wiring board industry.

Mr. Bashaw is an Alumnus of Seton Hall University where he majored in Accounting, but does not have a degree.

Richard R. Cook

Mr. Cook was born April 15, 1945 in Indianapolis, Indiana. Mr.
Cook has raised money for Linens-N-Stuff.com, Inc. and devoted a significant amount of his time to the formation and operation of Linens-N-Stuff.Com, Inc.

He is licensed to practice law in Florida, and is engaged in the practice of law. His practice is devoted mainly to wills, trusts and corporations and commercial litigation.

Mr. Cook has been a solo practitioner most of his legal career.
He currently has a partnership arrangement with Richard Kane. The
Law firm name is Kane and Cook. Mr. Cook's law practice consists primarily of commercial litigation and estate planning.

Mr. Cook does not have business experience as an officer or a director for any operating company.

He holds an A.B. degree in Psychology from Indiana University, Bloomington, Indiana. He holds a J.D. degree in Law from Indiana
University, Bloomington, Indiana.

(b) No other significant employees exist.

(c) No family relationship exist between the officers and directors (Mr. Bashaw and Mr. Cook)
(d) Involvement in any certain legal proceedings.
None

(e) Mr. Bashaw meets all of the attributes of an audit committee financial expert. He is the company's audit committee financial expert to the extent one is required.

ITEM 10.   EXECUTIVE COMPENSATION.

None of the officers or directors have received any compensation or remuneration to date from the Company for serving in these positions other than partial reimbursement for out-of-pocket expenses incurred on behalf of the Company during the years ending with the effective date of this document. Future salaries of the officers and directors will be set by the Board of Directors depending upon the financial condition of the Company, and may include bonuses, health insurance and other compensation as the Board of Directors may award.

Out-of-pocket expenses are defined as the monies expended on the behalf of the Company while engaged in Company business such as partial travel milage expenses.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains information as of the date of this filing as to the beneficial ownership of shares of common stock of the Company of each person who was the beneficial owner of five (5%) percent or more of the outstanding shares of the Company.

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
________________________________________________________________
Title of Class     Name and Address    Amount and Nature  Percent
                 of Beneficial Owner  of Beneficial Owner
_________________________________________________________________
Common stock    James H. Bashaw         2,875,000         59.58 %
                1460 Chris Avenue
                DeLand, FL   32724

Common stock    Richard R. Cook         1,500,000         31.09 %
                2253 River Ridge Road
                DeLand, Florida  32720

The following table contains information as of the date of this filing as to the beneficial ownership of shares of common stock of the Company, as well as all persons as a group who will then be officers and directors of the Company.

               SECURITY OWNERSHIP OF MANAGEMENT
_________________________________________________________________

Title of Class   Name and Address     Amount and Nature  Percent
                of Beneficial Owner  of Beneficial Owner
_________________________________________________________________

Common Stock      Mr. James H. Bashaw         2,881,000   59.71 %
                  President and Director
                  1460 Chris Avenue
                  DeLand, FL   32724
                  Including 6,000 shares
                  Sold to Renay Bashaw,
                  His daughter

Common stock      Mr. Richard R Cook          1,500,000   31.09 %
                  Secretary and Director
                  2253 River Ridge Road
                  DeLand, Florida  32720

Common stock      Officers and Directors      4,381,000   90.08 %
                  as a group

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Index of Exhibits

                    INDEX TO EXHIBITS

3(i) A   Articles of Incorporation
3(i) B   Amended Articles of Incorporation
3(ii)    By-laws

Incorporated by reference from Form 10SB filed June 25, 2003.

(b) Reports on Form 8-K

There were no reports on Form 8-k filed during the year for which this report is filed.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Robert N. Clemons, CPA, PA ("Clemons") audited the Company's financial statements for the year ended December 2003.

Marvin B. Seidman, C.P.A. ("Seidman") audited the Company's financial statements for the year ended December 2002.








Fees related to services performed by Clemons in 2003 and Seidman in 2002 were as follows:
                                    2003          2002

Audit Fees (1)                    $ 2,000        $ 2,000
Audit Related Fees                    -0-            -0-
Tax Fees                              -0-            -0-
All Other Fees                        -0-            -0-

Total                             $ 2,000        $ 2,000


(1)Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

The Audit Committee, comprised of James H. Bashaw (Chairman) and Richard R. Cook has reviewed and discussed with Robert N. Clemons, CPA, PA the audited financial statements of the Company contained in the Company's Annual Report on Form 10-KSB for the Company 2003 fiscal year. The Audit Committee has also discussed with Robert N. Clemons, CPA, PA the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

The Audit Committee has received and reviewed the written disclosures and the letter from Robert N. Clemons, CPA, PA required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Robert N. Clemons, CPA, Pa its independence from the Company.

The Audit Committee has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company''s Annual Report on Form 10-KSB for its 2003 fiscal year for filing with the SEC.

Audit Committee's Pre-Approval Policies.

The Audit Committee's policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company''s independent auditor; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee.

The Audit Committee pre-approved all of Clemons's fees described above.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Credit One Financial, Inc.

                              /s/ James H. Bashaw

                              By: James H. Bashaw, President

                              Date:   March 24, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                        Date

/s/ James H. Bashaw     President, Chief Executive
                        Officer and Director       March 24, 2004
James H. Bashaw         (Principal Executive Officer)



/s/Richard R. Cook      Chief Financial Officer,
                        Treasurer, Secretary and
Richard R. Cook         Director(Principal         March 24, 2004
                        Financial Officer)





CERTIFICATIONS
I, James H. Bashaw, certify that:

1. I have reviewed this annual report on Form 10-KSB of  Credit
One Financial, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2004

/s/ James H. Bashaw

James H. Bashaw, Chairman of the Board, President, Chief
Executive Officer



























CERTIFICATIONS
I, Richard R. Cook, certify that:

1. I have reviewed this annual report on Form 10-KSB of  Credit
One Financial, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2004

/s/ Richard R. Cook

Richard R. Cook, Chief Financial Officer, Treasurer, Secretary and Director(Principal Financial Officer)