Form 10QSB
period 2004-03-31
CREDIT ONE FINANCIAL INC
filed 2004-05-17
CIK 1201135

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

  Quarterly Report Under Section 13 or 15(d) of the Securities
                      Exchange act of 1934

         For the quarterly period ended March 31, 2004

                 Commission File No. 000-50320

                   CREDIT ONE FINANCIAL, INC.
(Exact name of small business issuer as specified in its charter)

       505 E. New York Avenue, Suite 8, DeLand, FL 32724
            (Address of principal executive office)

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

      The number of shares CREDIT ONE FINANCIAL, INC. Common
Stock (Par Value $0.001) outstanding at May 14, 2004 was
4,931,150.
















                   CREDIT ONE FINANCIAL, INC.
                 (A Development Stage Company)
                         Balance Sheets

                                      Unaudited      Audited
                                      March 31,      December 31,
                                      2004           2003

                              ASSETS


Cash                                    $    206       $   1,128

Loans Receivable                               0             160

Security Deposits                            290             290

Total Assets                            $    496        $  1,578

                                         =======          ======

               LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:

     Loans from Officers                $    147        $    147

     Total Liabilities                  $    147        $    147

Stockholder's Equity:

     Common Stock, authorized 10,000,000
     shares at $.001 par value each,
     4,931,150 and 4,825,150 shares
     issued and outstanding respectively $  4,931       $  4,825

     Additional Paid In Capital            20,769         19,260

     Accumulated Earnings (Loss)          (25,351)       (22,654)

     Total Stockholder's Equity               349          1,431

Total Liabilities and Stockholder's
Equity                                    $   496        $ 1,578

                                           ======         ======

             See Notes to Financial Statements


                   CREDIT ONE FINANCIAL, INC.
                 (A Development stage Company)

           Unaudited Statements of Income and Expense



                         Three          Three          Inception
                         Months         Months         (9/24/99)
                         Ended 3/31/04  Ended 3/31/03  to 3/31/04

Revenue:
 Commissions             $      0       $    244       $ 11,397
 Consulting                     0              0          4,881

Total Revenue            $      0       $    244       $ 16,278


Less:
 Commission Expense      $      0       $      0       $  6,962
 Interest Expense               0              0          9,143
 Administrative Expenses    2,697          3,039         20,405
 Stock Registration
         Expense         $      0       $      0       $  5,119

Total General and
Administrative Expenses  $  2,697       $  3,039       $ 41,629


Net Earnings (Loss)      $( 2,697)      $( 2,794)      $(25,351)


Earnings Per share       $(   .00)      $(  .00)       $(   .00)












               See Notes to Financial Statements



                   Credit One Financial, Inc.
                 (A Development Stage Company)

                    Statements of Cash Flows


                                     Three    Three    Cumulative
                                     Months   Months   From
                                     Ended    Ended    Inception
                                     3/31/04  3/31/03  To 3/31/04

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                            ($2,697) (2,794)   ($25,351)
Adjustments to reconcile net
income to cash from operations-
Write off of Deferred
Offering Costs                            0  (2,500)          0
Non-cash legal fees paid
     with Common Stock                    0       0       2,500
Non-cash expenses contributed            75       0       6,654
Change in balance of-
Loans Receivable                        160       0           0
Security Deposits                         0       0        (290)
  Net Cash Used by Operations       ($2,462) (5,294)   ($16,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock Issued                     240   4,180      20,456
Change in Loans to Shareholder            0   1,670      (5,063)
Additional Capital Contributed
     by Stockholder                   1,300       0       1,300
Net Cash Provided by
     Financing Activities             1,540   5,850      16,693

Increase (Decrease) in Cash         (   922)    556         206
Beginning Cash Balance                1,128      52           0
Ending Cash Balance                 $   206  $  608     $   206








               See Notes to Financial Statements


                   Credit One Financial, Inc.
                 (A Development Stage Company)

         Statements of Changes in Stockholder's Equity
    From Inception September 24, 1999 through March 31, 2004

                 Common  Common   Additional             Stock-
                 Stock   Stock    Paid In   Accumulated  holder's
                 Shares  Amount   Capital   Deficit      Equity

December 31, 2003
Balance,       4,825,150  $ 4,825  $ 19,259  ($22,654)   $  1,431

Officer's Loan
Contributed to Capital                1,300                 1,300

Non-Cash Expenses
Contributed by Officers                  75                    75

Shares sold for cash
@ $.04/share       6,000        6       234                   240

Net Income (Loss) for the
three months ended March 31, 2004              (2,697)    (2,697)

Contract Fees paid by
issuing shares
@ $ 0.001/share  100,000      100      (100)

Balance Ended
March 31, 2004 4,931,150    4,931    20,769    (25,351)      349








               See Notes to Financial Statements








                   CREDIT ONE FINANCIAL, INC.
                 Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations

The Company was incorporated in the State of Florida on September 24, 1999. The Company is presently engaged in market research regarding the cost and availability of non-performing credit card debt portfolios. It is also engaged in research regarding the current market price for re-performing portfolios as well as the market prices offered for portfolios deemed non-collectable at the time of sale. The Company continues to review resumes of potential collectors for the Company. The Company is exploring avenues for raising capital in order to put its business plan into effect. Through March 31, 2004, the Company has had no revenue from operations pursuant to its plan of operation and did not conduct any business until October, 2000.
At its inception on September 24, 1999, the Company was authorized to have outstanding 1,000 shares of common stock at $1.00 par value per share. On November 29, 2001, the Company amended its Articles of Incorporation, Article III Capital Stock to authorize the maximum number of shares to have outstanding at any one time to be 10,000,000 shares of common stock having a par value of $0.001 per share. At the same time, the Company deleted
Article VI - Preemptive Rights.

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

Earnings Per Share
Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. The Company has no stock options, warrants or other potentially dilutive instruments outstanding at March 31, 2004.

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

ITEM 2

Management's Discussion and Analysis or Plan of Operation

     (a) Plan of Operation.
To date, the Company has had no revenue from operations pursuant to its plan of operation. As of March 31, 2004, the Company had Assets of $496 and its accumulated net loss was ($25,351). The revenues earned from the inception, September 24, 1999 through March 31, 2004 totaled $16,277. The revenue earned for the three months ended March 31, 2004 and March 31, 2003 was $0 and $244 respectively. Since the revenues earned were from commissions , the change was due solely to the availability of such revenue and was not due to a trend.

The expenses incurred from inception, September 24, 1999 through March 31, 2004 totaled $41,629. The expenses incurred for the three months ended March 31, 2004 and March 31, 2003 were $2,697 and $3,039 respectively. These expenses were for general and administrative expenses incurred as costs to produce the earned revenue. Audit expenses in the amount of $2,000 for each period accounted for the majority of the general and administrative expenses.

The revenues earned from inception, September 24, 1999 through March 31, 2004 were derived from commissions on brokerage transactions, including commissions on factoring and commercial mortgage loans and financial consulting regarding commercial mortgage loans. It is not known whether such earned revenue will continue in the future as the management of the Company intends to direct its efforts toward acquiring equity funding in order to put the business plan into action. The Company believes that its future earned income will be derived from the collection of Non-performing credit card debt and the sale of Non-performing and re-performing credit card debt.

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

There are none

Item 3 Defaults Upon Senior Securities

There are none

Item 4 Submission of Matters to a Vote of Security Holders

      The Annual Meting of Shareholders of Credit One Financial,
Inc. (the Corporation) was held at the corporate offices of the Company, 840 W New York Ave., DeLand, FL 32720 on February 17,
2004 at 4:00PM.

      The meeting was called to order by James H Bashaw, the President of the Corporation. There were present at the meeting
James H Bashaw and Richard R Cook, being the majority of the Shareholders of the Corporation.

      Upon a motion duly made, seconded and unanimously carried, it was resolved that James H Bashaw and Richard R Cook be elected as Directors of the Corporation, to serve until the next meeting of Shareholders and until their successors are duly elected and qualify.

      The Shareholders of the Corporation ratified the following contract:

      The Chairman reported that on January 26, 2004, the Corporation executed an Agreement with Go Public First, Inc., 7341 W. Charleston Boulevard, Suite 140, Las Vegas, NV 89117 to prepare a form 211 and an introduction to a securities Broker/Dealer, who will file the form 211 with the National Association of Securities Dealers (NASD) for the purpose of obtaining a "trading symbol" and begin trading the Company's stock.

      The Chairman reported that there was no old business to be resolved.

      The Chairman presented to the shareholders three (3) items of new business. Each item was discussed by the Shareholders and the following resolutions were made:

      Upon motions duly made, seconded and unanimously carried, it was

      Resolved, that the Company present a complete package of documents to Go Public First, Inc., as required by them, for their review and forwarding to the broker/dealer prior to filing form 211 with the NASD, and

      That the Company search for and engage a Stock Transfer agent to facilitate the sale of the Company's stock in the public market, and

      Move the Company's office to 505 E. New York ave., Suite 8,
DeLand, FL 32724, on or about March 1, 2004.

      There being no further business to come before the meeting, upon motion duly made, seconded and unanimously carried, the meeting was adjourned.
Item 5 Other Information

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

                              Date:   May 14, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                        Date

/s/ James H. Bashaw     President, Chief Executive
                        Officer and Director       May 14, 2004
James H. Bashaw         (Principal Executive Officer)

/s/Richard R. Cook      Chief Financial Officer,
                        Treasurer, Secretary and
Richard R. Cook         Director(Principal         May 14, 2004
                        Financial Officer)

CERTIFICATIONS

I, James H. Bashaw, certify that:

1. I have reviewed the three month statement ended March 31,2004 on Form 10-QSB of Credit One Financial, Inc.;

2. Based on my knowledge, this three month statement does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this three month statement;

3. Based on my knowledge, the financial statements, and other financial information included in this three month statement, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this three month statement;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this three month statement is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this three month statement (the "Evaluation
Date"); and

c) presented in this three month statement our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this three month statement whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2004

/s/ James H. Bashaw

James H. Bashaw, Chairman of the Board, President, Chief
Executive Officer



























CERTIFICATIONS

I, Richard R. Cook, certify that:

1. I have reviewed the three month statement ended March 31,2004 on Form 10-QSB of Credit One Financial, Inc.;

2. Based on my knowledge, this three month statement does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this three month statement;

3. Based on my knowledge, the financial statements, and other financial information included in this three month statement, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this three month statement;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this three month statement is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this three month statement (the "Evaluation
Date"); and

c) presented in this three month statement our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this three month statement whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2004

/s/ Richard R. Cook

Richard R. Cook, Chief Financial Officer, Treasurer, Secretary and Director(Principal Financial Officer)