Form 10QSB/A
period 2003-09-30
CREDIT ONE FINANCIAL INC
filed 2004-06-24
CIK 1201135

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         FORM 10-QSB(A)

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

There are none

Item 3 Defaults Upon Senior Securities

There are none

Item 4 Submission of Matters to a Vote of Security Holders

There are none

Item 5 Other Information

There is none

Item 6 Exhibits and Reports on Form 8-K

(a) Index of Exhibits

3(i)A  Articles of Incorporation
3(i)B  Amended Articles of Incorporation
3(ii)  Bylaws

Incorporated by reference from Form 10SB filed June 25, 2003.

99     Certification by Chief Executive Officer             26
99     Certification by Chief Financial Officer             26

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter for which this report is filed.


     The rest of page left blank on purpose.







                           SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned duly authorized.

Date: June 23, 2004

CREDIT ONE FINANCIAL, INC.
(Registrant)


By:    /s/ James H Bashaw

   James H Bashaw
   President & Chief Executive Officer


By:    /s/ Richard R Cook

   Richard R Cook
   Chief Financial Officer
   Treasurer & Secretary


























Certifications:
I, James H. Bashaw, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Credit One Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 23 , 2004               /s/ James H. Bashaw
                                    James H. Bashaw,
                                    Chairman, President,
                                    Chief Executive Officer






























Certifications:
I, Richard R. Cook, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Credit One Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 23, 2004                /s/ Richard R. Cook
                                    Richard R. Cook,
                                    Secretary, Treasurer and
                                    Chief Financial Officer






























Exhibit 99



Certification of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

James H. Bashaw does hereby certify that the Quarterly Report of Credit One Financial, Inc. on Form 10-QSB for the three months ended September 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 23, 2004

/s/ James H. Bashaw
Chairman, President and Chief Executive Officer




---------------------------------------------------------------
Certification of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Richard R. Cook, does hereby certify that the Quarterly Report of Credit One Financial, Inc. on Form 10-QSB for the three months ended September 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  June 23, 2004

/s/ Richard R. cook
Vice President and Chief Operating Officer