Form 10KSB/A
period 2003-12-31
CREDIT ONE FINANCIAL INC
filed 2004-06-24
CIK 1201135

UNITED  STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                         FORM 10-KSB(A)

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

311-C South Woodland Boulevard, PO Box 1670, DeLand, FL 32721
(386)740-8578, (386)740-8554 FAX, RNCCPA@cfl.rr.com
Independent Auditor's Opinion                             Page 2

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






















See independent auditor's report and notes to financial statements.
                   Credit One Financial, Inc.
                 (A Development Stage Company)

         Statements of Changes in Stockholder's Equity
      For The Years ended December 31, 2003, 2002 & 2001

                Common  Common   Additional    Total     Stock-
                 Stock   Stock      Paid In  Accumulated holder's
                Shares  Amount      Capital  Deficit     Equity

Balance,
December 31, 2001  4,500,000  $ 4,500 $ 5,500 ($ 9,786) $    214
Officer's Loan contributed
 to capital                       700                        700
Shares sold for cash
 @ $.04/share         88,500       89   3,452              3,541
Net Income (Loss) for the Year
  ended December 31, 2002                       (1,244)   (1,244)
Balance,
December 31, 2002  4,588,500  $ 4,589 $ 9,652 ($11,030) $  3,211
Shares sold for cash
 @ $.04/share        207,150      207   8,079              8,286
Non-cash Expenses Contributed
 by Officers                              379                379
Legal fees paid by
 issuing shares valued
 at $0.04/share       62,500       62   2,438              2,500
Officer's Loan
 exchanged for shares
 valued at $0.04/share92,000       92   3,588              3,680
Officer's Shares Redeemed,
 valued at $0.04/share(125,000)  (125) (4,876)            (5,001)
Net Income (Loss) for the Year
  ended December 31, 2003                      (11,624)  (11,624)
Balance,
 December 31, 2003 4,825,150  $ 4,825 $19,259 ($22,654) $  1,431












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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Index of Exhibits

                    INDEX TO EXHIBITS

3(i) A   Articles of Incorporation
3(i) B   Amended Articles of Incorporation
3(ii)    By-laws

Incorporated by reference from Form 10SB filed June 25, 2003.

99     Certification by Chief Executive Officer             38
99     Certification by Chief Financial Officer             38

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

                              Date:   June 23, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                        Date

                        President, Chief Executive
/s/ James H. Bashaw     Officer and Director       June 23, 2004
James H. Bashaw         (Principal Executive Officer)



                        Chief Financial Officer,
/s/ Richard R. Cook     Treasurer, Secretary and
Richard R. Cook         Director(Principal         June 23, 2004
                        Financial Officer)





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

/s/ Richard R. Cook

Richard R. Cook, Chief Financial Officer, Treasurer, Secretary and Director(Principal Financial Officer)




























Exhibit 99



Certification of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

James H. Bashaw does hereby certify that the Annual Report of Credit One Financial, Inc. on Form 10-QSB for the twelve months ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 23, 2004

/s/ James H. Bashaw
Chairman, President and Chief Executive Officer




---------------------------------------------------------------
Certification of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Richard R. Cook, does hereby certify that the Annual Report of Credit One Financial, Inc. on Form 10-QSB for the twelve months ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  June 23, 2004

/s/ Richard R. Cook
Vice President and Chief Operating Officer