Form 10QSB/A
period 2004-03-31
CREDIT ONE FINANCIAL INC
filed 2004-06-24
CIK 1201135

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

Item 5 Other Information

There is none

Item 6 Exhibits and Reports on Form 8-K

(a) Index of Exhibits

3(i)A  Articles of Incorporation
3(i)B  Amended Articles of Incorporation
3(ii)  Bylaws

Incorporated by reference from Form 10SB filed June 25, 2003.
99     Certification by Chief Executive Officer              21
99     Certification by Chief Financial Officer              21

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

Signature                 Title                        Date

/s/ James H. Bashaw     President, Chief Executive
                        Officer and Director       June 23, 2004
James H. Bashaw         (Principal Executive Officer)

/s/ Richard R. Cook     Chief Financial Officer,
                        Treasurer, Secretary and
Richard R. Cook         Director(Principal         June 23, 2004
                        Financial Officer)

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

Date:  June 23, 2004                /s/ Richard R. Cook
                                    Richard R. Cook,
                                    Secretary, Treasurer and
                                    Chief Financial Officer






























Exhibit 99



Certification of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

James H. Bashaw does hereby certify that the Quarterly Report of Credit One Financial, Inc. on Form 10-QSB for the three months ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 23, 2004

/s/ James H. Bashaw
Chairman, President and Chief Executive Officer




---------------------------------------------------------------
Certification of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Richard R. Cook, does hereby certify that the Quarterly Report of Credit One Financial, Inc. on Form 10-QSB for the three months ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  June 23, 2004

/s/ Richard R. cook
Vice President and Chief Operating Officer