Form 10QSB
period 2004-06-30
CREDIT ONE FINANCIAL INC
filed 2004-08-06
CIK 1201135

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

  Quarterly Report Under Section 13 or 15(d) of the Securities
                      Exchange act of 1934

          For the quarterly period ended June 30, 2004

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

      The number of shares CREDIT ONE FINANCIAL, INC. Common
Stock (Par Value $0.001) outstanding at July 2, 2004 was
4,981,150.
















                   CREDIT ONE FINANCIAL, INC.
                 (A Development Stage Company)
                         Balance Sheets

                                      Unaudited      Audited
                                      June 30,      December 31,
                                      2004           2003

                              ASSETS


Cash and Cash Equivalents               $    412       $   1,128

Loans Receivable                               0             160

Security Deposits                            290             290

Total Assets                            $    702        $  1,578

                                         =======          ======

               LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:

     Loans from Officers                $    147        $    147

     Total Liabilities                  $    147        $    147

Stockholder's Equity:

     Common Stock, authorized 10,000,000
     shares at $.001 par value each,
     4,981,150 and 4,825,150 shares
     issued and outstanding respectively $  4,981       $  4,825

     Additional Paid In Capital            22,794         19,260

     Loss Accumulated during the
     Development Stage                    (27,220)       (22,654)

     Total Stockholder's Equity               555          1,431

Total Liabilities and Stockholders'
Equity                                    $   702        $ 1,578

                                           ======         ======

             See Notes to Financial Statements
                                CREDIT ONE FINANCIAL, INC.
                               (A Development stage Company)

                       Unaudited Statements of Income and Expense

                        Three         Three          Six           Six          Inception
                        Months        Months         Months        Months    (9/24/99) to
                     Ended 6/30/04 Ended 6/30/03  Ended 6/30/04 Ended 6/30/03     6/30/04
Revenue:
 Commissions             $      0       $      0       $      0    $    244      $ 11,397
 Consulting                     0              0              0           0         4,881

Total Revenue            $      0       $      0       $      0    $    244      $ 16,278


Less:
 Commission Expense      $      0       $      0       $      0    $      0      $  6,962
 Interest Expense               0              0              0           0         9,143
 Administrative Expenses    1,869          6,246          4,566       4,166        22,274
 Stock Registration
         Expense         $      0       $      0       $      0    $  5,119      $  5,119

Total General and
Administrative Expenses  $  1,869       $  6,246       $  4,566    $  9,285      $ 43,498

Net Earnings (Loss)      $( 1,869)      $( 6,246)      $( 4,566)   $( 9,041)     $(27,220)
Earnings Per share       $(   .00)      $(   .00)      $(   .00)   $(   .00)     $(   .01)

                                See Notes to Financial Statements

                  Credit One Financial, Inc.
                (A Development Stage Company)

                   Unaudited Statements of Cash Flows


                                     Six      Six      Cumulative
                                     Months   Months   From
                                     Ended    Ended    Inception
                                     6/30/04  6/30/03  To 3/31/04

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                            ($4,566) (3,922)   ($27,220)
Adjustments to reconcile net
income to cash from operations-
Write off of Deferred
Offering Costs                            0  (2,500)          0
Non-cash legal fees paid
     with Common Stock                    0       0       2,500
Non-cash expenses contributed           150       0       6,729
Change in balance of-
Loans Receivable                        160       0           0
Security Deposits                         0     200        (290)
  Net Cash Used by Operations       ($4,256) (6,222)   ($18,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock Issued                   2,240   7,096      22,456
Change in Loans to Shareholder            0     259      (5,063)
Additional Capital Contributed
     by Stockholder                   1,300       0       1,300
Net Cash Provided by
     Financing Activities             3,540   7,355      18,693

Increase (Decrease) in Cash         (   716)  1,133         412
Beginning Cash Balance                1,128      52           0
Ending Cash Balance                 $   412  $1,185     $   412


Supplemental Disclosures:
     Interest Paid                        0       0     $ 9,143
     Income Tax Paid                      0       0           0



               See Notes to Financial Statements


                                                      Credit One Financial, Inc.
                                                    (A Development Stage Company)

                                            Unaudited Statement of Changes in Stockholder's Equity
                                      From Inception September 24, 1999 through June, 30, 2004
                                                          Common    Common   Additional             Stock-
                                                          Stock     Stock    Paid In   Accumulated  holder's
Year                                                      Shares    Amount   Capital   Loss         Equity
1999 Beginning Balance                                         0        $0          $0         $0         $0
2000 Shares sold for cash @ $1 per share                   1,000   $ 1,000                             1,000
     Net Loss                                                                                -155       -155
2001 Shares Redeemed @ $1 per share                       -1,000   $-1,000                            -1,000
     Shares sold for cash @$.002                       4,500,000     4,500       5,500                10,000
     Net Loss                                                                              -9,631     -9,631
2002 Officer's Loan Contributed To Capital                                         700                   700
     Shares sold For Cash @ $0.04                         88,500        89       3,452                 3,541
     Net Loss                                                                              -1,244     11,244
2003 Shares Sold For Cash @ $0.04                        207,150       207       8,079                 8,286
     Legal Fees paid By issuing Shares @$0.04             62,500        62       2,438                 2,500
     Officer's Loan Exchanged for shares @ $0.04          92,000        92       3,588                 3,680
     Officer's Shares Redeemed @ $0.04                  -125,000      -125      -4,876                -5,001
     Non-Cash Expenses Contributed By Officers                                     379                   379
     Net Loss                                                                             -11,624    -11,624
2004 Officer's Loan To Contributed to Capital                                    1,300                 1,300
     Non-cash Expenses Contributed By Officers                                     150                   150
     Shares Sold For cash @ $0.04                         56,000        56       2,184                 2,240
     Non-cash Expenses Paid by issuing Shares @ $0.001   100,000       100       - 100                     0
     Net Loss Through June 30, 2004                                                       -4,566      -4,566
     Ending Balance June 30, 2004                      4,981,150   $ 4,981    $ 22,794  ($27,220)    $   555
               See Notes to Financial Statements

                   CREDIT ONE FINANCIAL, INC.
                 Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations

The Company was incorporated in the State of Florida on September 24, 1999. The Company is presently engaged in market research regarding the cost and availability of non-performing credit card debt portfolios. It is also engaged in research regarding the current market price for re-performing portfolios as well as the market prices offered for portfolios deemed non-collectable at the time of sale. The Company continues to review resumes of potential collectors for the Company. The Company is exploring avenues for raising capital in order to put its business plan into effect. Through June 30, 2004, the Company has had no revenue from operations pursuant to its plan of operation and did not conduct any business until October, 2000.

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

Deferred Offering Expenses
The Company has accumulated expenses associated with its plan to register and sell shares of its Common Stock in Nevada. On June 13, 2003, the Company filed a Form 10SB with the US Securities and Exchange Commission, which had the effect of abandoning the Nevada stock offering. Accordingly, accumulated deferred offering expenses totaling $5,119 were charged to expense.

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

Earnings Per Share
Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. The Company has no stock options, warrants or other potentially dilutive instruments outstanding at June 30, 2004.

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

ITEM 2

Management's Discussion and Analysis or Plan of Operation

     (a) Plan of Operation.
To date, the Company has had no revenue from operations pursuant to its plan of operation. As of June 30, 2004, the Company had Assets of $702 and its loss accumulated during the development stage was ($27,220). The revenues earned from inception, September 24, 1999 through June 30, 2004 totaled $16,277. The revenue earned for the six months ended June 30, 2004 and June 30, 2003 was $0 and $244 respectively. Since the revenues earned were from commissions, the change was due solely to the availability of such revenue and was not due to a trend.

The expenses incurred from inception, September 24, 1999 through June 30, 2004 totaled $43,498. The expenses incurred for the six months ended June 30, 2004 and June 30, 2003 were $4,566 and $9,285 respectively. These expenses were for general and administrative expenses incurred as costs to produce the earned revenue. Audit expenses in the amount of $2,000 for each period accounted for the majority of the general and administrative expenses.

The expenses incurred for the three months ended June 30, 2004 and June 30, 2003 were $1,869 and 6,246 respectively. These expenses were for general and administrative expenses incurred as costs to produce the earned revenue.

The revenues earned from inception, September 24, 1999 through June 30, 2004 were derived from commissions on brokerage transactions, including commissions on factoring and commercial mortgage loans and financial consulting regarding commercial mortgage loans. It is not known whether such earned revenue will continue in the future as the management of the Company intends to direct its efforts toward acquiring equity funding in order to put the business plan into action. The Company believes that its future earned income will be derived from the collection of Non-performing credit card debt and the sale of Non-performing and re-performing credit card debt.

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

The company has attempted to raise funds for its stated purpose by two different methods previously. 1)The company has attempted to attract private placement investment by discussions with individual potential investors. These negotiations have proved unsuccessful. 2)The company has tried to sell its stock with the use of Regulation D, Rule 504. The company sold some of its stock through it's own effort to various individuals. The company believes now, since it is a reporting company, it can attract smaller investments from a wider public population. Although the Company was formed almost four years ago, it did not develop its business plan until July, 2001. The Company has diligently strived to raise equity capital. It has not yet implemented its plan nor began operations because it has not yet been successful in raising the equity capital necessary to implement the plan.

NevWest Securities Corporation, 2654 West Horizon Ridge Parkway, Suite B-3, Las Vegas, Nevada 89052 has applied to the NASD to have the Company's stock quoted on the Nasdaq Bulletin Board. There is no way for the Company to guarantee that the NASD will agree to have the shares quoted.

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

     Common Stock has no Trading History. There is no public market for the Company's common stock. The Company's common stock has never been traded through any public market or quoted on any public exchange. There is no market price and no operating results. The Company intends to obtain a broker to make a market in the Company's stock through the Nasdaq Bulletin Board. There is no way to predict that a market can be established in the Company's stock or if one is established, what the market price of the Company's market price will be.

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

     No Dividends. No dividends have been paid on the Shares and the Company does not anticipate the payment of cash dividends in the foreseeable future. If the operations of the Company become profitable, it is anticipated that, for the foreseeable future, any income received therefrom would be devoted to the Company's future operations and that cash dividends would not be paid to the Company's Shareholders.

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

Item 5 Other Information

     The Company entered into a contract with 1st Global Stock Transfer, LLC, 7341 W. Charleston Blvd., Suite 130, Las Vegas, NV 89117 to act as the Company's official stock transfer agent, on July 8, 2004. The Company's list of registered holders of stock was certified by 1st Global Stock Transfer, LLC on July 12, 2004.

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

                              Date:   August 6, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                        Date

/s/ James H. Bashaw     President, Chief Executive
                        Officer and Director      August 6, 2004
James H. Bashaw         (Principal Executive Officer)


/s/Richard R. Cook      Chief Financial Officer,
                        Treasurer, Secretary and
Richard R. Cook         Director(Principal        August 6, 2004
                        Financial Officer)
















CERTIFICATIONS

I, James H. Bashaw, certify that:


1. I have reviewed the three month statement ended June 30,2004 on Form 10-QSB of Credit One Financial, Inc.;

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


Date: August 6, 2004


/s/ James H. Bashaw

James H. Bashaw, Chairman of the Board, President, Chief
Executive Officer
























CERTIFICATIONS

I, Richard R. Cook, certify that:

1. I have reviewed the three month statement ended June 30,2004 on Form 10-QSB of Credit One Financial, Inc.;

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


Date: August 6, 2004

/s/ Richard R. Cook

Richard R. Cook, Chief Financial Officer, Treasurer, Secretary and Director(Principal Financial Officer)


























Exhibit 99



Certification of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

James H. Bashaw does hereby certify that the Quarterly Report of Credit One Financial, Inc. on Form 10-QSB for the three months ended June 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 6, 2004


/s/ James H. Bashaw
James H. Bashaw
Chairman, President and Chief Executive Officer




---------------------------------------------------------------
Certification of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Richard R. Cook, does hereby certify that the Quarterly Report of Credit One Financial, Inc. on Form 10-QSB for the three months ended June 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 6, 2004


/s/ Richard R. Cook
Richard R. Cook
Vice President and Chief Operating Officer