Form 10QSB
period 2004-09-30
CREDIT ONE FINANCIAL INC
filed 2004-10-29
CIK 1201135

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

  Quarterly Report Under Section 13 or 15(d) of the Securities
                      Exchange act of 1934

       For the quarterly period ended September 30, 2004

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

      The number of shares CREDIT ONE FINANCIAL, INC. Common
Stock (Par Value $0.001) outstanding at September 30, 2004 was
4,981,150.

















                   CREDIT ONE FINANCIAL, INC.
                 (A Development Stage Company)
                         Balance Sheets

                                      Unaudited      Audited
                                      September 30,  December 31,
                                      2004           2003

                              ASSETS


Cash and Cash Equivalents               $    707       $   1,128

Loans Receivable                               0             160

Security Deposits                            290             290

Total Assets                            $    997        $  1,578

                                         =======          ======

               LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:

     Loans from Officers                $    331        $    147

     Total Liabilities                  $    331        $    147

Stockholder's Equity:

     Common Stock, authorized 10,000,000
     shares at $.001 par value each,
     4,981,150 and 4,825,150 shares
     issued and outstanding respectively $  4,981       $  4,825

     Additional Paid In Capital            26,969         19,260

     Loss Accumulated during the
     Development Stage                    (31,284)       (22,654)

     Total Stockholder's Equity               666          1,431

Total Liabilities and Stockholders'
Equity                                    $   997        $ 1,578

                                           ======         ======

             See Notes to Financial Statements


                                CREDIT ONE FINANCIAL, INC.
                               (A Development stage Company)

                       Unaudited Statements of Income and Expense

                        Three         Three          Nine           Nine         Inception
                        Months        Months         Months        Months    (9/24/99) to
                     Ended 9/30/04 Ended 9/30/03  Ended 9/30/04 Ended 9/30/03     9/30/04
Revenue:
 Commissions             $      0       $      0       $      0    $    244      $ 11,397
 Consulting                     0              0              0           0         4,881

Total Revenue            $      0       $      0       $      0    $    244      $ 16,278


Less:
 Commission Expense      $      0       $      0       $      0    $      0      $  6,962
 Interest Expense               0              0              0           0         9,143
 Administrative Expenses    4,066          1,215          8,630       5,381        26,338
 Stock Registration
         Expense         $      0       $      0       $      0    $  5,119      $  5,119

Total General and
Administrative Expenses  $  4,066       $  1,215       $  8,630    $ 10,500      $ 47,562

Net Earnings (Loss)      $( 4,066)      $( 1,215)      $( 8,630)   $(10,256)     $(31,284)
Earnings Per share       $(   .00)      $(   .00)      $(   .00)   $(   .00)     $(   .01)

                                See Notes to Financial Statements


                            Credit One Financial, Inc.
                         (A Development Stage Company)

                        Unaudited Statements of Cash Flows


                                     Nine    Nine      Cumulative
                                     Months   Months   From
                                     Ended    Ended    Inception
                                     9/30/04 9/30/03  To 9/30/04

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                            ($8,630) (10,256)   ($31,284)
Adjustments to reconcile net
income to cash from operations-
Write off of Deferred
Offering Costs                            0    2,619          0
Non-cash legal fees paid
     with Common Stock                    0        0       2,500
Non-cash expenses contributed           225        0       6,804
Change in balance of-
Loans Receivable                        160        0           0
Security Deposits                         0      200        (290)
  Net Cash Used by Operations       ($8,245)  (7,437)   ($22,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock Issued                   2,240   10,776      22,456
Change in Loans to Shareholder          184    1,059      (4,879)
Additional Capital Contributed
     by Stockholder                   5,400      304       5,400
Net Cash Provided by

     Financing Activities             7,824   12,139      22,977

Increase (Decrease) in Cash         (   421)   4,702         707
Beginning Cash Balance                1,128       52           0
Ending Cash Balance                 $   707   $4,754     $   707


Supplemental Disclosures:
     Interest Paid                        0       0     $ 9,143
     Income Tax Paid                      0       0           0



See Notes to Financial Statements



                                                      Credit One Financial, Inc.
                                                    (A Development Stage Company)

                                            Unaudited Statement of Changes in Stockholder's Equity
                                      From Inception September 24, 1999 through September 30, 2004
                                                          Common    Common   Additional             Stock-
                                                          Stock     Stock    Paid In   Accumulated  holder's
Year                                                      Shares    Amount   Capital   Loss         Equity
1999 Beginning Balance                                         0        $0          $0         $0         $0
2000 Shares sold for cash @ $1 per share                   1,000   $ 1,000                             1,000
     Net Loss                                                                                -155       -155
2001 Shares Redeemed @ $1 per share                       -1,000   $-1,000                            -1,000
     Shares sold for cash @$.002                       4,500,000     4,500       5,500                10,000
     Net Loss                                                                              -9,631     -9,631
2002 Officer's Loan Contributed To Capital                                         700                   700
     Shares sold For Cash @ $0.04                         88,500        89       3,451                 3,540
     Net Loss                                                                              -1,244     -1,244
2003 Shares Sold For Cash @ $0.04                        207,150       207       8,079                 8,286
     Legal Fees paid By issuing Shares @$0.04             62,500        62       2,438                 2,500
     Officer's Loan Exchanged for shares @ $0.04          92,000        92       3,588                 3,680
     Officer's Shares Redeemed @ $0.04                  -125,000      -125      -4,875                -5,000
     Non-Cash Expenses Contributed By Officers                                     379                   379
     Net Loss                                                                             -11,624    -11,624
2004 Officer's Loans Contributed to Capital                                      5,400                 5,400
     Non-cash Expenses Contributed By Officers                                     225                   225
     Shares Sold For cash @ $0.04                         56,000        56       2,184                 2,240
     Non-cash Expenses Paid by issuing Shares @ $0.001   100,000       100       - 100                     0
     Net Loss Through September 30, 2004                                                   -8,630     -8,630
     Ending Balance September 30, 2004                 4,981,150   $ 4,981    $ 26,969   ($31,284)   $   666
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

Revenue Recognition
The Company will recognize revenue for purchased non-performing receivables in accordance with AICPA Practice Bulletin 6 which requires that any amounts received be first applied against the recorded amount (cost) of the portfolio and when that amount has been reduced to zero, any additional amounts received are recognized as income ("Cost Recovery Method").

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

Earnings Per Share
Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. The Company has no stock options, warrants or other potentially dilutive instruments outstanding at September 30, 2004.

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

ITEM 2

Management's Discussion and Analysis or Plan of Operation

     (a) Plan of Operation.
To date, the Company has had no revenue from operations pursuant to its plan of operation. As of September 30, 2004, the Company had Assets of $997 and its loss accumulated during the development stage was ($31,284). The revenues earned from inception, September 24, 1999 through September 30, 2004 totaled $16,277. The revenue earned for the nine months ended September 30, 2004 and September 30, 2003 was $0 and $244 respectively. Since the revenues earned were from commissions, the change was due solely to the availability of such revenue and was not due to a trend.

The expenses incurred from inception, September 24, 1999 through September 30, 2004 totaled $47,564. The expenses incurred for the nine months ended September 30, 2004 and September 30, 2003 were $8,632 and $10,500 respectively. These expenses were for general and administrative expenses incurred as costs to produce the earned revenue. Audit expenses in the amount of $2,000 for each period accounted for the majority of the general and administrative expenses.

The expenses incurred for the three months ended September 30, 2004 and September 30, 2003 were $4,066 and 1,215 respectively. These expenses were for general and administrative expenses incurred as costs to produce the earned revenue. Fees and costs associated with Company's engagement of 1st Global Stock Transfer, LLC, Las Vegas, Nevada on July 8, 2004 in the amount of $1,897 accounted for the largest amount of general and administrative expenses.

The revenues earned from inception, September 24, 1999 through September 30, 2004 were derived from commissions on brokerage transactions, including commissions on factoring and commercial mortgage loans and financial consulting regarding commercial mortgage loans. It is not known whether such earned revenue will continue in the future as the management of the Company intends to direct its efforts toward acquiring equity funding in order to put the business plan into action. The Company believes that its future earned income will be derived from the collection of Non-performing credit card debt and the sale of Non-performing and Re-performing credit card debt.

The Company intends to seek funding during the next twelve months through equity markets. The Company does not expect to have sufficient cash from operations to meet its cash requirements for the next 12 months unless the Company is successful in obtaining equity capital to put our business plan in operation. Any cash shortfalls in the interim will be met by officers loans to the Company. The Company is dependent on future outside funding, which funding may not be available.

The Company has attempted to raise funds for its stated purpose by two different methods previously. 1)The company has attempted to attract private placement investment by discussions with individual potential investors. These negotiations have proved unsuccessful. 2)The company has tried to sell its stock with the use of Regulation D, Rule 504. The company sold some of its stock through it's own effort to various individuals. The Company believes now, since it is a reporting company, it can attract smaller investments from a wider public population. Although the Company was formed five years ago, it did not develop its business plan until July, 2001. The Company has diligently strived to raise equity capital. It has not yet implemented its plan nor began operations because it has not yet been successful in raising the equity capital necessary to implement the plan.

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

The Company expects to be fully operating by the third month following initial funding of equity capital. The Company expects to become profitable on a month to month basis by the sixth month and be fully profitable by the eleventh month, if the funding of equity capital is received in a timely manner. If the Company does not raise the equity capital required in its business plan, it would revise its business plan downwards to a level not yet determined and attempt to raise a smaller amount of equity capital.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

There are none

Item 2. Changes in Securities

There are none

Item 3. Defaults Upon Senior Securities

There are none

Item 4. Submission of Matters to a Vote of Security Holders

     There are none.

Item 5. Other Information

     The Company entered into a contract with 1st Global Stock Transfer, LLC, 7341 W. Charleston Blvd., Suite 130, Las Vegas, NV 89117 to act as the Company's official stock transfer agent, on July 8, 2004. The Company's list of registered holders of stock was certified by 1st Global Stock Transfer, LLC on July 12, 2004.

     The Annual Meeting of Shareholders of the Corporation, for the purpose of electing Officers, and transacting such other business as may properly come before the meeting, will be held on the 19th day of November, 2004 at 1:00 PM o'clock, at the office of the Corporation, 505 E. New York Avenue, Suite 8, DeLand, FL 32724.

Item 6 Exhibits and Reports on Form 8-K

(a) Index of Exhibits

3(i)A  Articles of Incorporation
3(i)B  Amended Articles of Incorporation
3(ii)  Bylaws

Incorporated by reference from Form 10SB filed June 25, 2003.

(b) Reports on Form 8-K

There are no reports on Form 8-K filed during the quarter for which this report is filed

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

                              Date: October 29, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                        Date

/s/ James H. Bashaw     President, Chief Executive
                        Officer and Director     October 29, 2004
James H. Bashaw         (Principal Executive Officer)


/s/Richard R. Cook      Chief Financial Officer,
                        Treasurer, Secretary and
Richard R. Cook         Director(Principal       October 29, 2004
                        Financial Officer)


CERTIFICATIONS

I, James H. Bashaw, certify that:


1. I have reviewed the three month statement ended September 30, 2004 on Form 10-QSB of Credit One Financial, Inc.;

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


Date: October 29, 2004


/s/ James H. Bashaw

James H. Bashaw, Chairman of the Board, President, Chief
Executive Officer



























CERTIFICATIONS

I, Richard R. Cook, certify that:

1. I have reviewed the three month statement ended September 30, 2004 on Form 10-QSB of Credit One Financial, Inc.;

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


Date: October 29, 2004

/s/ Richard R. Cook

Richard R. Cook, Chief Financial Officer, Treasurer, Secretary and Director(Principal Financial Officer)





























Exhibit 99



Certification of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

James H. Bashaw does hereby certify that the Quarterly Report of Credit One Financial, Inc. on Form 10-QSB for the three months ended September 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 29, 2004


/s/ James H. Bashaw
James H. Bashaw
Chairman, President and Chief Executive Officer


---------------------------------------------------------------


Certification of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Richard R. Cook, does hereby certify that the Quarterly Report of Credit One Financial, Inc. on Form 10-QSB for the three months ended September 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 29, 2004


/s/ Richard R. Cook
Richard R. Cook
Vice President and Chief Operating Officer