Form 10KSB
period 2004-12-31
CREDIT ONE FINANCIAL INC
filed 2005-03-29
CIK 1201135

UNITED  STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-KSB

XX  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
               For the fiscal year ended  December 31, 2004

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

The issuer's revenue for the fiscal year ended December 31, 2004 was $ 0.00.

The number of shares outstanding of the issuer's common stock as of December 31, 2004 was 4,981,150 shares. There is no current market in the filer's stock.

Transitional Small Business Disclosure Format (check one):
         yes   XX  no
                             PART I

Item 1. DESCRIPTION OF THE BUSINESS.

     (a) Business Development

     (1) Form and year of organization.

Credit One Financial, Inc., a Florida Corporation, (hereinafter referred to as the ("Company") was organized on September 24, 1999 and did not conduct any business until October 2000. The name and address of the company is Credit One Financial, Inc., 505 E. New York Ave., Ste. 8, DeLand, FL 32724.

The Company was formed for the purpose of raising the necessary funds for purchasing, servicing, rewriting and reselling of Non-performing (defaulted) unsecured credit card portfolios to be acquired from financial institutions. However, since its inception, the Company, on a limited basis, has derived its income from business consulting and transactions' brokerage. It has performed consultations regarding the financing of small commercial properties. It has brokered the financing of business notes, equipment leasing, factoring, ship's mortgages and commercial property. Such activity was provided as revenue to the Company by James H. Bashaw, President, only when it became available and not on a steady basis. These activities provided the Company with $16,277 in accumulated revenue from October 2000 and June 30, 2003. Most of the revenue, $9,782, was produced in 2001. To date the Company has had no revenue from operations pursuant to its plan of operation. As of December 31, 2004, The Company had assets of $2,329.00 and it's accumulated net loss was $33,291.00.
     Industry Overview

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

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company currently shares office space with one of the Directors, Richard R. Cook, at 505 E. New York Ave., Ste. 8, DeLand FL 32724. The Company has very little need for facilities. The Company uses the office equipment of Richard R. Cook. On February 23, 2004 the Company, togther with one of it's directors Richard R. Cook, moved it's office to 505 E. New York Ave., Ste. 8, DeLand, FL 32724.

The Company has agreed to pay Mr. Cook rent at below market rates when the Company has income from operations. Rent has been paid or accrued to date and in the amount of $75.00 per quarter.

Management believes the officers and directors of the Company will lend the Company the money to pay rent if necessary.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not involved in any litigation.

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

There were none. The annual shareholders meeting was held on November 19, 2004. There were present at the meeting James H.
Bashaw and Richard R. Cook being the majority stockholders of the corporation.




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

The Company expects to obtain a broker to make a market in the Company's stock through the OTC BB. There is no way for the Company to guarantee that any market maker will agree to apply to have the shares quoted. The total number of security holders of the Company's stock is 54 as of December 31, 2004.

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

During the period from January 1, 2004 through June 30, 2004, the company sold 56,000 shares of authorized but unissued shares of common stock at $ 0.04 per share for $2,240.00 to private individuals.

On February 10, 2004, the company paid non-cash expenses by issuing 100,000 shares of authorized but unissued common stock at $ 0.001 per share for $100.00 to Go Public First, Inc. (and their assigns) in accordance with the corporate finance and regulatory advising services agreement that the company entered into with Go Public First, Inc. dated January 23, 2004. Go Public First, Inc. has no affiliations with Credit One Financial, Inc.


During the period beginning July 1, 2004 through December 31,
2004, the company did not sell or issue any authorized but unissued stock.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.

     (a) Plan of operation.

The revenues earned from the inception, September 24, 1999 through December 31, 2004 totaled $16,278. The revenues earned were from commissions and consulting and due solely to the availability of such revenue and was not due to a trend. The revenue earned in the years ended December 31, 2003 and 2004 were $245 and $0 respectively.

The expenses incurred from inception, September 24, 1999 through December 31, 2004 totaled $49,569. The expenses incurred for the years ended December 31, 2003 and December 31, 2004 were $11,869 and $10,637 respectively. For the year ended December 31, 2003, the expenses included stock registration expense of $5,119 and general and administrative expense of $6,750). For the year ended December 31, 2004, the expenses were for general and administrative expenses of $10,637.

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


The company has attempted to raise funds for its stated purpose by two different methods previously. 1)The company has attempted to attract private placement investment by discussions with individual potential investors. These negotiations have proved unsuccessful. 2)The company has tried to sell its stock with the use of Regulation D, Rule 504. The company sold some of its stock through it's own effort to various individuals. The company believes now, with its Form 10-SB filing it can attract smaller investments from a wider public population. Although the Company was formed almost five years ago, it did not develop its business plan until July, 2001. The Company has diligently strived to raise equity capital. It has not yet implemented its plan nor began operations because it has not yet been successful in raising the equity capital necessary to implement the plan.

Nevwest Securities Corporation, Las Vegas, NV requested a quotation of the Company's stock by filing a Form 211 with the NASD in June, 2004. Nevwest abandoned this request in December, 2004.

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

ITEM 7.   FINANCIAL STATEMENTS.

ROBERT N. CLEMONS, CPA, PA
PO BOX 1670
DELAND, FLORIDA 32721-1670

To The Board of Directors and Shareholders of
Credit One Financial, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Credit One Financial, Inc. as of December 31, 2004 & 2003 and the related statements of operations, changes in shareholder's equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Credit One Financial, Inc. as of December 31, 2004 & 2003 and the results of their operations, changes in shareholder's equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and no commitments for funding future operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


S/ Robert N. Clemons, CPA, PA
DeLand, Florida
March 23, 2005

                   Credit One Financial, Inc.
                 (A Development Stage Company)

                         Balance Sheets
                   December 31, 2004 and 2003

                                          2004              2003
Assets
Cash in bank                           $    12          $ 1,128
Loan Receivable                                             160
Security Deposits                          290              290
Loans to Officers, Net                   2,027                0
                     Total Assets      $ 2,329          $ 1,578

Liabilities & Stockholder's Equity
Liabilities:
Accounts Payable                       $ 1,595          $     0
Loans from Officers, net               $     0          $   147
                Total Liabilities        1,595              147

Stockholder's Equity:
Common stock, authorized 10,000,000 shares,
$.001 par value, shares issued and outstanding:
2004 - 4,981,150; 2003 - 4,825,150;
2002 - 4,588,500; 2001 - 4,500,000       4,981            4,825
Additional Paid In Capital              29,044           19,260
Deficit accumulated during
Development Stage                      (33,292)         (22,654)
       Total Stockholder's Equity          733            1,431
              Total Liabilities &
             Stockholder's Equity      $ 2,329          $ 1,578















See independent auditor's report and notes to financial statements.
                   Credit One Financial, Inc.
                 (A Development Stage Company)

                    Statements of Operations
         For The Years ended December 31, 2004 & 2003,
                 and Cumulative from Inception


                                            Cumulative
                                            From Inception
                         2004       2003      To 12/31/04
Revenue:
 Commissions               $0        $245    $11,397
 Consulting                 0           0      4,881
 Total Revenue             $0         245     16,278

Expenses:
 Commission Expense         0           0      6,962
 Interest Expense           0           0      9,143
 Stock Registration Expense 0       5,119      5,119
 General & Administrative
      Expense             10,637    6,750     28,347
 Total Expenses           10,637   11,869     49,569
 Net Income (Loss)      ($10,637)($11,624)  ($33,291)

 Net Loss Per Share     ($ 0.002)($0.0024)  ($0.0056)




See independent auditor's report and notes to financial statements.





                                                      Credit One Financial, Inc.
                                                    (A Development Stage Company)

                                            Unaudited Statement of Changes in Stockholder's Equity
                                                For the Years ended December 31, 2004 and 2003
                                                                Common    Common   Additional               Stock-
                                                                Stock     Stock    Paid In   Accumulated    holder's
                                                                Shares    Amount   Capital   Loss           Equity

Balance, December 31, 2002                                   4,588,500   $ 4,589       9,652   ($11,030)     3,211
Shares Sold For Cash @ $0.04                                   207,150       207       8,079                 8,286
Non-Cash Expenses Contributed by Officers                                                379                   379
Legal Fees paid By issuing Shares @$0.04                        62,500        62       2,438                 2,500
Officer's Loan Exchanged for shares @ $0.04                     92,000        92       3,588                 3,680
Officer's Shares Redeemed, valued at @ $0.04                  (125,000      (125)     (4,876)               (5,001)
Net Income (Loss) for the Year ended December 31,2003                                           (11,624)   (11,624)
Balance, December 31, 2003                                   4,825,150   $ 4,825     $19,260   ($22,654)     1,431
Officer's Loans Contributed to Capital                                                 7,400                 7,400
Non-cash Expenses Contributed By Officers                                                300                   300
Shares Sold For cash @ $0.04                                    56,000        56       2,184                 2,240
Non-cash Expenses Paid by issuing Shares @ $0.001              100,000       100       ( 100)                    0
Net Income (Loss) Through December 31, 2004                                                     (10,637    (10,637)
Ending Balance December 31, 2004                             4,981,150   $ 4,981    $ 29,044   ($33,292)   $   733


               See Notes to Financial Statements




                   Credit One Financial, Inc.
                 (A Development Stage Company)

                    Statements of Cash Flows
          For The Years ended December 31, 2004, 2003

                                                      Cumulative
                                                   From Inception
                                   2004      2003   To 12/31/04

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                         (10,637)($11,624)  ($ 33,291)
Adjustments to reconcile net
income to cash from operations-
Write off of Deferred
Offering Costs                         0    2,619          0
Non-cash legal fees paid
with Common Stock                      0    2,500      2,500
Non-cash expenses contributed        300      379      6,879
Change in balance of-
Accounts Payable                   1,595        0      1,595
Loans Receivable                     160        0          0
Security Deposits                      0      299       (290)
  Net Cash Used by Operations     (8,582)  (5,827)   (22,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock Issued                2,240   11,966     22,456
Change in Loans to Shareholder    (2,174)  (5,063)    (7,237)
Additional Capital Contributed
by Stockholder                     7,400        0      7,400
Net Cash Provided by (Used by)
Financing Activities               7,466    6,903     22,619

Increase (Decrease) in Cash       (1,116)    1,076        12
Beginning Cash Balance             1,128        52         0
Ending Cash Balance           $       12     1,128    $   12

Non-cash Transactions:
Redemption of Stock Applied to
Shareholder Loan              $        0    $5,000    $     0

Supplementary Disclosures -
Interest Paid                 $        0    $    0    $ 9,143
Income Taxes Paid             $        0    $    0    $     0

    See independent auditor's report and notes to financial
                          statements.
CREDIT ONE FINANCIAL, INC.
Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations

The Company was incorporated in the State of Florida on September 24, 1999. The Company is presently engaged in market research regarding the cost and availability of non-performing credit card debt portfolios. It is also engaged in research regarding the current market price for re-performing portfolios as well as the market prices offered for portfolios deemed non-collectable at the time of sale. The Company continues to review resumes of potential collectors for the Company. The Company is exploring avenues for raising capital in order to put its business plan into effect. Through December 31, 2004, the Company has had no revenue from operations pursuant to its plan of operation and did not conduct any business until October, 2000.
At its inception on September 24, 1999, the Company was authorized to have outstanding 1,000 shares of common stock at $1.00 par value per share. On November 29, 2001, the Company amended its Articles of Incorporation, Article III Capital Stock to authorize the maximum number of shares to have outstanding at any one time to be 10,000,000 shares of common stock having a par value of $0.001 per share. At the same time, the Company deleted
Article VI - Preemptive Rights.

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

Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred tax assets and liability balances. The Company had no material deferred tax assets or liabilities at December 31, 2004 and 2003.

Provision for Income Taxes
Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately $33,000 in net operating losses as of December 31, 2004, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods. Accordingly, no income tax provision has been recognized in the accompanying financial statements.
Earnings Per Share
Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. The Company has no stock options, warrants or other potentially dilutive instruments outstanding at December 31, 2003.

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

                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a) Identification of Directors:

  Name                  Age       Position Held with Company
_______________________________________________________________

James H. Bashaw          68             Director
Richard R. Cook          59             Director

Identification of Officers:

Name                    Age       Position Held with Company
_______________________________________________________________

James H. Bashaw          68   President
Richard R. Cook          59   Secretary, Treasurer

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

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
________________________________________________________________
Title of Class     Name and Address    Amount and Nature  Percent
                 of Beneficial Owner  of Beneficial Owner
_________________________________________________________________
Common stock    James H. Bashaw         2,187,500         44.00 %
                1460 Chris Avenue
                DeLand, FL   32724

Common stock    Richard R. Cook         2,187,500         44.00 %
                2253 River Ridge Road
                DeLand, Florida  32720

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

Common Stock      Mr. James H. Bashaw         2,187,500   44.00 %
                  President and Director
                  1460 Chris Avenue
                  DeLand, FL   32724
                  Including 6,000 shares
                  Sold to Renay Bashaw,
                  His daughter

Common stock      Mr. Richard R Cook          2,193,500   44.00 %
                  Secretary and Director
                  2253 River Ridge Road
                  DeLand, Florida  32720

Common stock      Officers and Directors      4,381,000   88.00 %
                  as a group

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Index of Exhibits

                    INDEX TO EXHIBITS

3(i) A   Articles of Incorporation
3(i) B   Amended Articles of Incorporation
3(ii)    By-laws

Incorporated by reference from Form 10SB filed June 25, 2003.

99       Consent Letter from Auditor                         33

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the year for which this report is filed.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Robert N. Clemons, CPA, PA ("Clemons") audited the Company's financial statements for the year ended December 2004 and 2003.

Fees related to services performed by Clemons in 2004 and 2003 were as follows:
                         2004       2003          2002

Audit Fees (1)        $ 5,504    $ 2,000        $ 2,000
Audit Related Fees        -0-        -0-            -0-
Tax Fees                  -0-        -0-            -0-
All Other Fees            -0-        -0-            -0-

Total                 $ 5,504    $ 2,000        $ 2,000


(1)Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

The Audit Committee, comprised of James H. Bashaw (Chairman) and Richard R. Cook has reviewed and discussed with Robert N. Clemons, CPA, PA the audited financial statements of the Company contained in the Company's Annual Report on Form 10-KSB for the Company's 2004 fiscal year. The Audit Committee has also discussed with Robert N. Clemons, CPA, PA the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.


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

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company''s Annual Report on Form 10-KSB for its 2004 fiscal year for filing with the SEC.

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

                              Date: March 29,2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                        Date

/s/ James H. Bashaw     President, Chief Executive
                        Officer and Director       March 29, 2005
James H. Bashaw         (Principal Executive Officer)



/s/Richard R. Cook      Chief Financial Officer,
                        Treasurer, Secretary and
Richard R. Cook         Director(Principal         March 29, 2005
                        Financial Officer)
















                                                      Exhibit 99


ROBERT N. CLEMONS, CPA, PA
PO BOX 1670
DELAND, FLORIDA 32721-1670



I consent to the use of my report dated March 23, 2005 and financial statements included in the Form 10-KSB for Credit One
Financial, Inc.




  S/ ROBERT N. CLEMONS, CPA, PA                   March 23, 2005
     Robert N. Clemons, CPA, PA






























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


Date: March 29, 2005

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


Date: March 29, 2005

/s/ Richard R. Cook

Richard R. Cook, Chief Financial Officer, Treasurer, Secretary and Director(Principal Financial Officer)