Form 10KSB/A
period 2004-12-31
CREDIT ONE FINANCIAL INC
filed 2005-03-30
CIK 1201135

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

Common Stock      Mr. James H. Bashaw         2,193,500   44.00 %
                  President and Director
                  1460 Chris Avenue
                  DeLand, FL   32724
                  Including 6,000 shares
                  Sold to Renay Bashaw,
                  His daughter

Common stock      Mr. Richard R Cook          2,187,500   44.00 %
                  Secretary and Director
                  2253 River Ridge Road
                  DeLand, Florida  32720

Common stock      Officers and Directors      4,381,000   88.00 %
                  as a group

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Index of Exhibits

                    INDEX TO EXHIBITS

3(i) A   Articles of Incorporation
3(i) B   Amended Articles of Incorporation
3(ii)    By-laws

Incorporated by reference from Form 10SB filed June 25, 2003.

99       Consent Letter from Auditor                         33
99       Certification by Chief Executive Officer            38
99       Certification by Chief Financial Officer            38

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

                              Date: March 30,2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                        Date

                        President, Chief Executive
/s/James H. Bashaw      Officer and Director       March 30, 2005
James H. Bashaw         (Principal Executive Officer)



                        Chief Financial Officer,
/s/Richard R. Cook      Treasurer, Secretary and
Richard R. Cook         Director(Principal         March 30, 2005
                        Financial Officer)
















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


Date: March 30, 2005

/s/James H. Bashaw

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


Date: March 30, 2005

/s/Richard R. Cook

Richard R. Cook, Chief Financial Officer, Treasurer, Secretary and Director(Principal Financial Officer)



























Exhibit 99



Certification of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

James H. Bashaw does hereby certify that the Annual Report of Credit One Financial, Inc. on Form 10-KSB(A) for the twelve months ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 30, 2005

/s/ James H. Bashaw
Chairman, President and Chief Executive Officer




---------------------------------------------------------------
Certification of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Richard R. Cook, does hereby certify that the Annual Report of Credit One Financial, Inc. on Form 10-KSB(A) for the twelve months ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 30, 2005

/s/ Richard R. Cook
Vice President and Chief Operating Officer