Form 10QSB
period 2005-03-31
CREDIT ONE FINANCIAL INC
filed 2005-05-10
CIK 1201135

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

  Quarterly Report Under Section 13 or 15(d) of the Securities
                      Exchange act of 1934

         For the quarterly period ended March 31, 2005

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

      The number of shares CREDIT ONE FINANCIAL, INC. Common
Stock (Par Value $0.001) outstanding at March 31, 2005 was
5,981,150.
















                   CREDIT ONE FINANCIAL, INC.
                 (A Development Stage Company)
                         Balance Sheets

                                      Unaudited      Audited
                                      March 31,      December 31,
                                      2005           2004

                              ASSETS

Cash                                    $     56       $      12

Security Deposits                            290             290

Loans to Officers, Net                         0           2,027

Stock Subscriptions Receivable            40,000               0

Total Assets                            $ 40,346        $  2,329
                                         =======          ======

               LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:

     Accounts Payable                   $   2,384          1,596

     Loans from Officers                $     174       $      0

     Total Liabilities                  $   2,558          1,596

Stockholder's Equity:

     Common Stock, authorized 110,000,000
     shares at $.001 par value each,
     5,981,150 and 4,981,150 shares
     issued and outstanding respectively $  5,981       $  4,981

     Additional Paid In Capital            68,119         29,044

     Accumulated Earnings (Loss)          (36,312)       (33,292)

     Total Stockholder's Equity            37,788            733

Total Liabilities and Stockholder's
Equity                                    $40,346        $ 2,329
                                           ======         ======

             See Notes to Financial Statements

                   CREDIT ONE FINANCIAL, INC.
                 (A Development stage Company)

           Unaudited Statements of Income and Expense



                         Three          Three          Inception
                         Months         Months         (9/24/99)
                         Ended 3/31/05  Ended 3/31/04  to 3/31/05

Revenue:
 Commissions             $      0       $      0       $ 11,397
 Consulting                     0              0          4,881

Total Revenue            $      0       $      0       $ 16,278


Less:
 Commission Expense      $      0       $      0       $  6,962
 Interest Expense               0              0          9,143
 Administrative Expenses    3,020          2,697         31,366
 Stock Registration
         Expense         $      0       $      0       $  5,119

Total General and
Administrative Expenses  $  3,020       $  2,697       $ 52,590

Pre-Tax (Loss)             (3,020)        (2,697)       (36,312)
Income Tax (Provision)
         Benefit              -0-            -0-            -0-

Net Earnings (Loss)      $( 3,020)      $( 2,697)      $(36,312)


Earnings Per share       $(   .00)      $(  .00)       $(   .00)










               See Notes to Financial Statements

                   Credit One Financial, Inc.
                 (A Development Stage Company)

                    Statements of Cash Flows


                                     Three    Three    Cumulative
                                     Months   Months   From
                                     Ended    Ended    Inception
                                     3/31/05  3/31/04  To 3/31/05

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                            ($3,020)($2,697)   ($36,312)
Non-cash legal fees paid
     with Common Stock                    0       0       2,500
Non-cash expenses contributed            75      75       6,955
Change in balance of-
Loans Receivable                          0     160           0
Security Deposits                         0       0     (   290)
Accounts Payable                        789       0       2,384
  Net Cash Used by Operations       ($2,156)($2,462)   ($24,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock Issued                       0     240      22,456
Change in Loans to Shareholder        2,200       0      (5,037)
Additional Capital Contributed
     by Stockholder                       0   1,300       7,400
Net Cash Provided by
     Financing Activities             2,200   1,540      24,819

Increase (Decrease) in Cash              44   ( 922)         56
Beginning Cash Balance                   12   1,128           0
Ending Cash Balance                  $   56  $  206     $    56








               See Notes to Financial Statements











                                                      Credit One Financial, Inc.
                                                    (A Development Stage Company)
                                            Unaudited Statement of Changes in Stockholders' Equity
                                         From the Year ended December 31, 2002 Through March 31, 2005
                                                                Common    Common   Additional               Stock-
                                                                Stock     Stock    Paid In   Accumulated    holders'
                                                                Shares    Amount   Capital   Loss           Equity

Balance, December 31, 2002                                   4,588,500   $ 4,589     $ 9,652   ($11,031)  $  3,211
Shares Sold For Cash @ $0.04                                   207,150       207       8,079                 8,286
Non-Cash Expenses Contributed by Officers                                                379                   379
Legal Fees paid By issuing Shares @$0.04                        62,500        62       2,438                 2,500
Officer's Loan Exchanged for shares @ $0.04                     92,000        92       3,588                 3,680
Officer's Shares Redeemed, valued at @ $0.04                  (125,000)     (125)     (4,876)               (5,001)
Net Income (Loss) for the Year ended December 31,2003                                           (11,624)   (11,624)
Balance, December 31, 2003                                   4,825,150   $ 4,825     $19,260   ($22,655)   $ 1,431
Officer's Loans Contributed to Capital                                                 7,400                 7,400
Non-cash Expenses Contributed By Officers                                                300                   300
Shares Sold For cash @ $0.04                                    56,000        56       2,184                 2,240
Non-cash Expenses Paid by issuing Shares @ $0.001              100,000       100       ( 100)                    0
Net Income (Loss) Through December 31, 2004                                                     (10,637    (10,637)
Ending Balance December 31, 2004                             4,981,150   $ 4,981    $ 29,044   ($33,292)   $   733
Non-Cash Expenses Contributed by Officers                                                 75                    75
Shares Sold by Subscription to Officers at $0.04/share       1,000,000     1,000      39,000                40,000
Net Income (Loss) for the Three Months Ended March 31, 2005                                     ( 3,020)    (3,020)
Balance, March 31, 2005                                      5,981,150   $ 5,981    $ 68,119   ($36,312)   $37,788

See Notes to Financial Statements



                       CREDIT ONE FINANCIAL, INC.
                     Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations

The Company was incorporated in the State of Florida on September 24, 1999. The Company is presently engaged in market research regarding the cost and availability of non-performing credit card debt portfolios. It is also engaged in research regarding the current market price for re-performing portfolios as well as the market prices offered for portfolios deemed non-collectable at the time of sale. The Company continues to review resumes of potential collectors for the Company. The Company is exploring avenues for raising capital in order to put its business plan into effect. Through March 31, 2005, the Company has had no revenue from operations pursuant to its plan of operation and did not conduct any business until October, 2000.

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

On March 30, 2005, the Company amended its Articles of
Incorporation, Article III Capital Stock to authorize the maximum number of shares to have outstanding at any one time to be 110,000,000 shares of common stock having a par value of $0.001 per share.

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

Earnings Per Share
Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. The Company has no stock options, warrants or other potentially dilutive instruments outstanding at March 31, 2005.

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

NOTE 2 - STOCK TRANSACTIONS WITH OFFICERS
As of December 31, 2003, the Company redeemed 125,000 shares of the Common Stock of James H. Bashaw at $0.04/share for a total of $5,000 which was applied to Mr. Bashaw's non-interest bearing loan account with the Company. After the redemption, Mr. Bashaw was indebted to the Company in the amount of $2,357.93.

A Special Meeting of the Board of Directors was held at 505 E. New York Ave., Ste. 8, DeLand, FL 32724 on March 30, 2005 at 11 a.m.. The meeting was called to order by the Chairman and President. It was resolved that the Board accept the subscription agreement offers from James H. Bashaw and Richard R. Cook for the purchase of One Million shares of the company's common stock as a price of $0.04 per share. On March 30, 2005, James H. Bashaw and Richard R. Cook each purchased 500,000 shares of common stock at a price of $0.04 per share, totaling $40,000.00 on a subscription basis.

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

ITEM 2

Management's Discussion and Analysis or Plan of Operation

     (a) Plan of Operation.
To date, the Company has had no revenue from operations pursuant to its plan of operation. As of March 31, 2005, the Company had Assets of $40,346 and its accumulated net loss was ($36,312). The revenues earned from the inception, September 24, 1999 through March 31, 2005 totaled $16,277. The revenue earned for the three months ended March 31, 2005 and March 31, 2004 was $0 and $0 respectively. Since the previous revenues earned were from commissions , the change was due solely to the availability of such revenue and was not due to a trend.

The expenses incurred from inception, September 24, 1999 through March 31, 2005 totaled $52,590. The expenses incurred for the three months ended March 31, 2005 and March 31, 2004 were $3,020 and $2,697 respectively. These expenses were for general and administrative expenses incurred as costs to produce the earned revenue.

The revenues earned from inception, September 24, 1999 through March 31, 2005 were derived from commissions on brokerage transactions, including commissions on factoring and commercial mortgage loans and financial consulting regarding commercial mortgage loans. It is not known whether such earned revenue will continue in the future as the management of the Company intends to direct its efforts toward acquiring equity funding in order to put the business plan into action. The Company believes that its future earned income will be derived from the collection of Non-performing credit card debt and the sale of Non-performing and re-performing credit card debt.


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

ITEM 3.  Controls and Procedures

(a) Under supervision and with the participation of our chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosures controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2005. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

There are none

Item 3 Defaults Upon Senior Securities

There are none

Item 4 Submission of Matters to a Vote of Security Holders

      A Special Meeting of Shareholders of Credit One Financial, Inc. (the Corporation) was held on the 30th day of March 2005, being the date and time and at the place set forth in the notice of special meeting, fixing such time and place, and prefixed to the minutes of the meeting.

      The meeting was called to order by James H Bashaw, the President of the Corporation. There were present at the meeting
James H Bashaw and Richard R Cook, being the majority of the Shareholders of the Corporation.

      Upon a motion duly made, seconded and unanimously carried, it was RESOLVED, that Articles of Amendment to Articles of Incorporation of the Company be filed with the Secretary of State of the State of Florida as follows:

     Article III Capital Stock-is changed to read as follows:
     The maximum number of shares that this corporation is authorized to have outstanding at any one time is 110,000,000 shares of common stock having a par value of $0.001 per share.

     There being no further business to come before the meeting, upon motion duly made, seconded and unanimously carried, the meeting was adjourned.

Item 5 Other Information

There is none

Item 6 Exhibits and Reports on Form 8-K

(a) Index of Exhibits

3(i)C Amended Articles of Incorporation
99 Certifications by Chief Executive Officer
99 Certifications by Chief Financial Officer

Incorporated by reference from Form 10SB filed June 25, 2003 are shown below.

3(i)A  Articles of Incorporation
3(i)B  Amended Articles of Incorporation
3(ii)  Bylaws

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

                              Date:   May 10, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                        Date

/s/ James H. Bashaw     President, Chief Executive
                        Officer and Director       May 10, 2005
James H. Bashaw         (Principal Executive Officer)

/s/Richard R. Cook      Chief Financial Officer,
                        Treasurer, Secretary and
Richard R. Cook         Director(Principal         May 10, 2005
                        Financial Officer)





















                     ARTICLES OF AMENDMENT         Exhibit 3(i)C
                               TO
                   ARTICLES OF INCORPORATION
                               OF

                   CREDIT ONE FINANCIAL, INC
                         (present name)

                          P99000085574
           (Document Number of Corporation (If known)

Pursuant to the provisions of section 607.1006, Florida Statutes, this Florida profit corporation adopts the following articles of amendment to its articles of incorporation:

FIRST: Amendment(s) adopted: (indicate article number(s) being amended, added or deleted)

ARTICLE III CAPITAL STOCK - is changed to read as follows:

     THE MAXIMUM NUMBER OF SHARES OF STOCK THAT THIS CORPORATION
     IS AUTHORIZED TO HAVE OUTSTANDING AT ANY ONE TIME IS
     110,000,000 SHARES OF COMMON STOCK HAVING A PAR VALUE OF
     $0.001 PER SHARE.


SECOND: If an amendment provides for an exchange, reclassification or cancellation of issued shares, provisions for implementing the amendment if not contained in the amendment itself, are as follows:

THIRD: The date of each amendment's adoption: March 30, 2005

FOURTH: Adoption of Amendment(s) (CHECK ONE)

The amendment(s) was/were approved by the shareholders. The number of votes cast for the amendment(s) was/were sufficient for approval.

Signed this 30th day of March, 2005

/s/ JAMES H. BASHAW
JAMES H. BASHAW, President






CERTIFICATIONS

I, James H. Bashaw, certify that:

1. I have reviewed the three month statement ended March 31,2005 on Form 10-QSB of Credit One Financial, Inc.;

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


Date: May 10, 2005

/s/ James H. Bashaw

James H. Bashaw, Chairman of the Board, President, Chief
Executive Officer


























CERTIFICATIONS

I, Richard R. Cook, certify that:

1. I have reviewed the three month statement ended March 31,2005 on Form 10-QSB of Credit One Financial, Inc.;

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


Date: May 10, 2005

/s/ Richard R. Cook

Richard R. Cook, Chief Financial Officer, Treasurer, Secretary and Director(Principal Financial Officer)

























Exhibit 99



Certification of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

James H. Bashaw does hereby certify that the Quarterly Report of Credit One Financial, Inc. on Form 10-QSB for the three months ended March 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 10, 2005

/s/ James H. Bashaw
Chairman, President and Chief Executive Officer




---------------------------------------------------------------
Certification of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Richard R. Cook, does hereby certify that the Quarterly Report of Credit One Financial, Inc. on Form 10-QSB for the three months ended March 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 10, 2005

/s/ Richard R. Cook
Vice President and Chief Operating Officer