Form 10QSB
period 2005-06-30
CREDIT ONE FINANCIAL INC
filed 2005-08-15
CIK 1201135

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

  Quarterly Report Under Section 13 or 15(d) of the Securities
                      Exchange act of 1934

          For the quarterly period ended June 30, 2005

                 Commission File No. 000-50320

                   CREDIT ONE FINANCIAL, INC.
(Exact name of small business issuer as specified in its charter)

         Florida                             59-3641205
   State of Incorporation              IRS Employer ID Number

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

      The number of shares CREDIT ONE FINANCIAL, INC. Common
Stock (Par Value $0.001) outstanding at June 30, 2005 was
5,981,150.














                   CREDIT ONE FINANCIAL, INC.
                 (A Development Stage Company)
                         Balance Sheets

                                      Unaudited      Audited
                                      June 30,      December 31,
                                      2005           2004

                              ASSETS

Cash                                    $  1,057       $      12

Security Deposits                            200             290

Loans to Officers, Net                         0           2,027

Stock Subscriptions Receivable            40,000               0

Total Assets                            $ 41,257        $  2,329
                                         =======          ======

               LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:

     Accounts Payable                   $       0          1,596

     Loans from Officers                $  11,392       $      0

     Total Liabilities                  $  11,392          1,596

Stockholder's Equity:

     Common Stock, authorized 110,000,000
     shares at $.001 par value each,
     5,981,150 and 4,981,150 shares
     issued and outstanding respectively $  5,981       $  4,981

     Additional Paid In Capital            68,194         29,044

     Accumulated Earnings (Loss)          (44,310)       (33,292)

     Total Stockholder's Equity            29,865            733

Total Liabilities and Stockholder's
Equity                                    $41,257        $ 2,329
                                           ======         ======

             See Notes to Financial Statements

                                CREDIT ONE FINANCIAL, INC.
                               (A Development stage Company)

                       Unaudited Statements of Income and Expense
                                      Three         Three          Six           Six                 Inception
                                      Months        Months         Months        Months           (9/24/99) to
                                      Ended 6/30/05 Ended 6/30/04  Ended 6/30/05 Ended 6/30/04         6/30/05
Revenue:
 Commissions                         $      0       $      0       $      0      $        0           $ 11,397
 Consulting                                 0              0              0               0              4,881
Total Revenue                        $      0       $      0       $      0      $        0           $ 16,278
Less:
 Commission Expense                  $      0       $      0       $      0      $        0           $  6,962
 Interest Expense                           0              0              0               0              9,143
Administrative Expenses                 7,999          1,898         11,019           4,566             39,364
Stock Registration
    Expense                          $      0       $      0       $      0      $        0           $  5,119
Total General and
Administrative Expenses              $  7,999       $  1,898       $ 11,019      $    4,566             60,588

Net Earnings (Loss)                  $ (7,999)      $( 1,898)      $(11,019)     $(   9,041)          $(44,310)
Earnings Per Share-Basic
   and fully diluted                 $ (  .00)      $(   .00)      $(   .00)     $(     .00)          $(   .01)
Average # shares outstanding-Basic
   and fully diluted                5,981,150      4,981,150      5,489,437       4,887,732          4,382,976

                                                  See Notes to Financial Statements

                     Credit One Financial, Inc.
                (A Development Stage Company)

              Unaudited Statements of Cash Flows


                                     Six      Six      Cumulative
                                     Months   Months   From
                                     Ended    Ended    Inception
                                     6/30/05  6/30/04  To 6/30/05

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                           ($11,019) (4,566)   ($44,310)
Adjustments to reconcile net
income to cash from operations-
Write off of Deferred
Offering Costs                            0      (0)          0
Non-cash legal fees paid
     with Common Stock                    0       0       2,500
Non-cash expenses contributed           150     150       7,030
Change in balance of-
Loans Receivable                          0     160           0

Security Deposits                        90       0        (200)
  Net Cash Used by Operations      ($10,779) (4,256)   ($34,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock Issued                       0   2,240      26,775
Change in Loans to Shareholder       11,824       0       1,862
Additional Capital Contributed
     by Stockholder                       0   1,300       7,400
Net Cash Provided by
     Financing Activities            11,824   3,540      36,037

Increase (Decrease) in Cash           1,045  (  716)      1,057
Beginning Cash Balance                   12   1,128           0
Ending Cash Balance                 $ 1,057  $  412     $ 1,057


Supplemental Disclosures:
     Interest Paid                        0       0     $ 9,143
     Income Tax Paid                      0       0           0



See Notes to Financial Statements


                                                      Credit One Financial, Inc.
                                                    (A Development Stage Company)
                                            Unaudited Statement of Changes in Stockholders' Equity
                                         From the Year ended December 31, 2002 Through June 30, 2005
                                                                Common    Common   Additional               Stock-
                                                                Stock     Stock    Paid In   Accumulated    holders'
                                                                Shares    Amount   Capital   Loss           Equity

Balance, December 31, 2002                                   4,588,500   $ 4,589     $ 9,652   ($11,031)  $  3,211
Shares Sold For Cash @ $0.04                                   207,150       207       8,079                 8,286
Non-Cash Expenses Contributed by Officers                                                379                   379
Legal Fees paid By issuing Shares @$0.04                        62,500        62       2,438                 2,500
Officer's Loan Exchanged for shares @ $0.04                     92,000        92       3,588                 3,680
Officer's Shares Redeemed, valued at @ $0.04                  (125,000)     (125)     (4,876)               (5,001)
Net Income (Loss) for the Year ended December 31,2003                                           (11,624)   (11,624)
Balance, December 31, 2003                                   4,825,150   $ 4,825     $19,260   ($22,655)   $ 1,431
Officer's Loans Contributed to Capital                                                 7,400                 7,400
Non-cash Expenses Contributed By Officers                                                300                   300
Shares Sold For cash @ $0.04                                    56,000        56       2,184                 2,240
Non-cash Expenses Paid by issuing Shares @ $0.001              100,000       100       ( 100)                    0
Net Income (Loss) Through December 31, 2004                                                     (10,637)   (10,637)
Ending Balance December 31, 2004                             4,981,150   $ 4,981    $ 29,044   ($33,292)   $   734
Non-Cash Expenses Contributed by Officers                                                150                   150
Shares Sold by Subscription to Officers at $0.04/share       1,000,000     1,000      39,000                40,000
Net Income (Loss) for the Three Months Ended June 30, 2005                                      (11,019)   (11,019)
Balance, June 30, 2005                                       5,981,150   $ 5,981    $ 68,194   ($44,310)   $29,865

See Notes to Financial Statements

                       CREDIT ONE FINANCIAL, INC.
                     Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations

The Company was incorporated in the State of Florida on September 24, 1999. The Company is presently engaged in market research regarding the cost and availability of non-performing credit card debt portfolios. It is also engaged in research regarding the current market price for re-performing portfolios as well as the market prices offered for portfolios deemed non-collectable at the time of sale. The Company continues to review resumes of potential collectors for the Company. The Company is exploring avenues for raising capital in order to put its business plan into effect. Through June 30, 2005, the Company has had no revenue from operations pursuant to its plan of operation and did not conduct any business until October, 2000.

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

Earnings Per Share
Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. The Company has no stock options, warrants or other potentially dilutive instruments outstanding at June 30, 2005.

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

ITEM 2

Management's Discussion and Analysis or Plan of Operation

     (a) Plan of Operation.
To date, the Company has had no revenue from operations pursuant to its plan of operation. As of June 30, 2005, the Company had Assets of $41,257 and its accumulated net loss was ($44,310). The revenues earned from the inception, September 24, 1999 through June 30, 2005 totaled $16,277. The revenue earned for the six months ended June 30, 2005 and June 30, 2004 was $0 and $0 respectively. Since the previous revenues earned were from commissions , the change was due solely to the availability of such revenue and was not due to a trend.

The expenses incurred from inception, September 24, 1999 through June 30, 2005 totaled $60,588. The expenses incurred for the six months ended June 30, 2005 and June 30, 2004 were $11,019 and $4,566 respectively. These expenses were for general and administrative expenses incurred as costs to produce the earned revenue.

The expenses incurred for the three months ended June 30, 2005 and June 30, 2004 were $7,999 and $1,898 respectively. These expenses were for general and administrative expenses incurred as a cost to produce the earned revenue.

The revenues earned from inception, September 24, 1999 through June 30, 2005 were derived from commissions on brokerage transactions, including commissions on factoring and commercial mortgage loans and financial consulting regarding commercial mortgage loans. It is not known whether such earned revenue will continue in the future as the management of the Company intends to direct its efforts toward acquiring equity funding in order to put the business plan into action. The Company believes that its future earned income will be derived from the collection of Non-performing credit card debt and the sale of Non-performing and re-performing credit card debt.


The Company intends to seek funding during the next twelve months through equity markets. The Company does not expect to have sufficient cash from operations to meet its cash requirements for the next 12 months unless the Company is successful in obtaining equity capital to put its business plan in operation. Any cash shortfalls in the interim will be met by officers loans to the Company. The Company is dependent on future outside funding, such funding may not be available and the company currently plans to seek funding through the equity markets.

The company has attempted to raise funds for its stated purpose by two different methods previously. 1)The company has attempted to attract private placement investment by discussions with individual potential investors. These negotiations have proved unsuccessful. 2)The company has tried to sell its stock with the use of Regulation D, Rule 504. The company sold some of its stock through it's own effort to various individuals. The company believes now, with its Form 10-SB filing, it can attract smaller investments from a wider public population. Although the Company was formed almost six years ago, it did not develop its business plan until July, 2001. The Company has diligently strived to raise equity capital. It has not yet implemented its plan nor began operations because it has not yet been successful in raising the equity capital necessary to implement the plan.

Spartan Securities Group, Ltd., St Petersburg, FL filed a form
211 with the NASD in June, 2005 for the purpose of being able to offer quotation of the Company's stock on the Nasdaq Bulletin
Board

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

ITEM 3.  Controls and Procedures

(a) Under supervision and with the participation of our chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosures controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2005. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses)in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation referenced in paragraph (a) above.


PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

There are none

Item 2 Changes in Securities

There are none except as noted in Item 4

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

Item 5 Other Information

On May 23, 2005, the Company changed its stock transfer agent to Island Capital Management, LLC, dba Island Stock Transfer, 100
First Avenue South, Suite 212, St Petersburg, FL 33701.

As part of the consideration payable to the new transfer agent, the Company has agreed to issue 100,000 shares of common stock to Island Capital Management, LLC, dba Island Stock Transfer.

The Company intends to file Form S-8 with the Securities and Exchange Commission during the third quarter of 2005. This registration will cover stock issued pursuant to the Company's non-qualified Employee Stock Option Plan.

The foregoing Other Information contains forward-looking statements. Several important factors can cause actual results to differ materially from those in the forward-looking statement.

Item 6 Exhibits and Reports on Form 8-K

(a) Index of Exhibits

99 Certifications by Chief Executive Officer
99 Certifications by Chief Financial Officer

Incorporated by reference from Form 10SB filed June 25, 2003 are shown below:

3(i)A  Articles of Incorporation
3(i)B  Amendment to Articles of Incorporation
3(ii)  Bylaws


Incorporated by reference from Form 10QSB filed May 10, 2005 is shown below.

3(i)C Amendment to  Articles of Incorporation

(b) Reports on Form 8-K

On April 8, 2005, the Company reported that the amount of its authorized common stock had been increased from 10,000,000 shares to 110,000,000 shares.





SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Credit One Financial, Inc.

                              /s/ James H. Bashaw

                              By: James H. Bashaw, President

                              Date: August 15, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                        Date

/s/ James H. Bashaw     President, Chief Executive
                        Officer and Director      August 15, 2005
James H. Bashaw         (Principal Executive Officer)

/s/Richard R. Cook      Chief Financial Officer,
                        Treasurer, Secretary and
Richard R. Cook         Director(Principal        August 15, 2005
                        Financial Officer)







CERTIFICATIONS

I, James H. Bashaw, certify that:

1. I have reviewed the six month statement ended June 30,2005 on Form 10-QSB of Credit One Financial, Inc.;

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


Date: August 15, 2005


/s/ James H. Bashaw
James H. Bashaw, Chairman of the Board, President, Chief
Executive Officer



























CERTIFICATIONS

I, Richard R. Cook, certify that:

1. I have reviewed the six month statement ended June 30,2005 on Form 10-QSB of Credit One Financial, Inc.;

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


Date: August 15, 2005


/s/ Richard R. Cook
Richard R. Cook, Chief Financial Officer, Treasurer, Secretary
and Director(Principal Financial Officer)




























Exhibit 99



Certification of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

James H. Bashaw does hereby certify that the Quarterly Report of Credit One Financial, Inc. on Form 10-QSB for the six months ended June 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 15, 2005

/s/ James H. Bashaw
James H. Bashaw, Chairman, President and Chief Executive Officer




---------------------------------------------------------------
Certification of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Richard R. Cook, does hereby certify that the Quarterly Report of Credit One Financial, Inc. on Form 10-QSB for the six months ended June 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 15, 2005

/s/ Richard R. Cook
Richard R. Cook, Vice President and Chief Financial Officer