Form 10QSB
period 2005-09-30
CREDIT ONE FINANCIAL INC
filed 2005-11-14
CIK 1201135

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

  Quarterly Report Under Section 13 or 15(d) of the Securities
                      Exchange act of 1934

       For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act) Yes X No

The number of shares CREDIT ONE FINANCIAL, INC. Common Stock (Par
Value $0.001) outstanding at September 30, 2005 was 5,981,150.

Transitional Small Business disclosure Format: Yes    No X










                   CREDIT ONE FINANCIAL, INC.
                 (A Development Stage Company)
                         Balance Sheets

                                      Unaudited      Audited
                                      September 30,  December 31,
                                      2005           2004

                              ASSETS

Cash                                    $  2,327       $      12

Security Deposits                            200             290

Loans to Officers, Net                         0           2,027

Stock Subscriptions Receivable            40,000               0

Total Assets                            $ 42,527        $  2,329
                                         =======          ======

               LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:

     Accounts Payable                   $       0          1,596

     Loans from Officers                $  14,692       $      0

     Total Liabilities                  $  14,692          1,596

Stockholder's Equity:

     Common Stock, authorized 110,000,000
     shares at $.001 par value each,
     5,981,150 and 4,981,150 shares
     issued and outstanding respectively $  5,981       $  4,981

     Additional Paid In Capital            68,344         29,044

     Accumulated Earnings (Loss)          (46,490)       (33,292)

     Total Stockholder's Equity            27,835            733

Total Liabilities and Stockholder's
Equity                                    $42,527        $ 2,329
                                           ======         ======

             See Notes to Financial Statements


                                CREDIT ONE FINANCIAL, INC.
                               (A Development stage Company)

                       Unaudited Statements of Income and Expense
                                      Three         Three          Nine          Nine                 Inception
                                      Months        Months         Months        Months           (9/24/99) to
                                      Ended 9/30/05 Ended 9/30/04  Ended 9/30/05 Ended 9/30/04         9/30/05
Revenue:
 Commissions                         $      0       $      0       $      0      $        0           $ 11,397
 Consulting                                 0              0              0               0              4,881
Total Revenue                        $      0       $      0       $      0      $        0           $ 16,278
Less:
 Commission Expense                  $      0       $      0       $      0      $        0           $  6,962
 Interest Expense                           0              0              0               0              9,143
Administrative Expenses                 2,105          4,066         13,124           8,632             41,544
Stock Registration
    Expense                          $      0       $      0       $      0      $        0           $  5,119
Total General and
Administrative Expenses              $  2,105       $  4,066       $ 13,124      $    8,632             62,768

Net Earnings (Loss)                  $ (2,105)      $( 4,066)      $(13,124)     $(   8,632)          $(46,490
Earnings Per Share-Basic
   and fully diluted                 $ (  .00)      $(   .00)      $(   .00)     $(     .00)          $(   .01)
Average # shares outstanding-Basic
   and fully diluted                5,981,150      4,981,150      5,981,150       4,887,732          4,382,976

                                                  See Notes to Financial Statements

                     Credit One Financial, Inc.
                (A Development Stage Company)

              Unaudited Statements of Cash Flows


                                     Nine     Nine     Cumulative
                                     Months   Months   From
                                     Ended    Ended    Inception
                                     9/30/05 9/30/04  To 9/30/05

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                           ($13,124)($8,632)   ($46,490)
Adjustments to reconcile net
loss to cash from operations-
Non-cash legal fees paid
     with Common Stock                    0       0       2,500
Non-cash expenses contributed           225     225       7,180
Change in balance of-
Loans Receivable                          0     160           0
Accounts Payable                   (  1,595)                  0
Security Deposits                        90       0        (200)
  Net Cash Used by Operations      ($14,404)$(8,247)   ($37,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock Issued                       0   2,240       5,981
Change in Loans from Shareholders    16,719     186      14,692
Additional Capital Contributed
     by Stockholder                       0   5,400      18,664
Net Cash Provided by
     Financing Activities           $16,719  $7,826     $39,337

Increase (Decrease) in Cash           2,315  (  421)      2,327
Beginning Cash Balance                   12   1,128           0
Ending Cash Balance                 $ 2,327  $  707     $ 2,327


Supplemental Disclosures:
     Interest Paid                        0       0     $ 9,143
     Income Tax Paid                      0       0           0



See Notes to Financial Statements








                                             Credit One Financial, Inc.
                                                    (A Development Stage Company)
                                            Unaudited Statement of Changes in Stockholders' Equity
                                         From the Year ended December 31, 2002 Through September 30, 2005
                                                                Common    Common   Additional               Stock-
                                                                Stock     Stock    Paid In   Accumulated    holders'
                                                                Shares    Amount   Capital   Loss           Equity

Balance, December 31, 2002                                   4,588,500   $ 4,589     $ 9,652   ($11,031)  $  3,210
Shares Sold For Cash @ $0.04                                   207,150       207       8,079                 8,286
Non-Cash Expenses Contributed by Officers                                                379                   379
Legal Fees paid By issuing Shares @$0.04                        62,500        62       2,438                 2,500
Officer's Loan Exchanged for shares @ $0.04                     92,000        92       3,588                 3,680
Officer's Shares Redeemed, valued at @ $0.04                  (125,000)     (125)     (4,876)               (5,001)
Net Income (Loss) for the Year ended December 31,2003                                           (11,624)   (11,624)
Balance, December 31, 2003                                   4,825,150   $ 4,825     $19,260   ($22,655)   $ 1,430
Officer's Loans Contributed to Capital                                                 7,400                 7,400
Non-cash Expenses Contributed By Officers                                                375                   375
Shares Sold For cash @ $0.04                                    56,000        56       2,184                 2,240
Non-cash Expenses Paid by issuing Shares @ $0.001              100,000       100       ( 100)                    0
Net Income (Loss) Through December 31, 2004                                                     (10,711)   (10,711)
Ending Balance December 31, 2004                             4,981,150   $ 4,981    $ 29,119   ($33,366)   $   734
Non-Cash Expenses Contributed by Officers                                                225                   225
Shares Sold by Subscription to Officers at $0.04/share       1,000,000     1,000      39,000                40,000
Net Income (Loss) for the Nine Months Ended September 30, 2005                                  (13,124)   (13,124)
Balance, September 30, 2005                                  5,981,150   $ 5,981    $ 68,344   ($46,490)   $27,835

See Notes to Financial Statements

                       CREDIT ONE FINANCIAL, INC.
                     Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations

The Company was incorporated in the State of Florida on September 24, 1999. The Company is presently engaged in market research regarding the cost and availability of non-performing credit card debt portfolios. It is also engaged in research regarding the current market price for re-performing portfolios as well as the market prices offered for portfolios deemed non-collectable at the time of sale. The Company continues to review resumes of potential collectors for the Company. The Company is exploring avenues for raising capital in order to put its business plan into effect. Through September 30, 2005, the Company has had no revenue from operations pursuant to its plan of operation and did not conduct any business until October, 2000.

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

Earnings Per Share
Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. The Company has no stock options, warrants or other potentially dilutive instruments outstanding at September 30, 2005.

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

A Special Meeting of the Board of Directors was held at 505 E. New York Ave., Ste. 8, DeLand, FL 32724 on March 30, 2005 at 11 a.m.. The meeting was called to order by the Chairman and President. It was resolved that the Board accept the subscription agreement offers from James H. Bashaw and Richard R. Cook for the purchase of One Million shares of the company's common stock at a price of $0.04 per share. On March 30, 2005, James H. Bashaw and Richard R. Cook each purchased 500,000 shares of common stock at a price of $0.04 per share, totaling $40,000.00 on a subscription basis.


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

ITEM 2

Management's Discussion and Analysis or Plan of Operation

     (a) Plan of Operation.
To date, the Company has had no revenue from operations pursuant to its plan of operation. As of September 30, 2005, the Company had Assets of $42,527 and its accumulated net loss was ($46,490). The revenues earned from the inception, September 24, 1999 through September 30, 2005 totaled $16,278. The revenue earned for the nine months ended September 30, 2005 and September 30, 2004 was $0 and $0 respectively. Since the previous revenues earned were from commissions , the change was due solely to the availability of such revenue and was not due to a trend.

The expenses incurred from inception, September 24, 1999 through September 30, 2005 totaled $62,768. The expenses incurred for the nine months ended September 30, 2005 and September 30, 2004 were $13,124 and $8,632 respectively. These expenses were for general and administrative expenses incurred as costs to produce the earned revenue.

The expenses incurred for the three months ended September 30, 2005 and September 30, 2004 were $2,105 and $4,066 respectively.
These expenses were for general and administrative expenses incurred as a cost to produce the earned revenue.

The revenues earned from inception, September 24, 1999 through September 30, 2005 were derived from commissions on brokerage transactions, including commissions on factoring and commercial mortgage loans and financial consulting regarding commercial mortgage loans. It is not known whether such earned revenue will continue in the future as the management of the Company intends to direct its efforts toward acquiring equity funding in order to put the business plan into action. The Company believes that its future earned income will be derived from the collection of Non-performing credit card debt and the sale of Non-performing and re-performing credit card debt.


The Company intends to seek funding during the next twelve months through equity markets. The Company does not expect to have sufficient cash from operations to meet its cash requirements for the next 12 months unless the Company is successful in obtaining equity capital to put its business plan in operation. Any cash shortfalls in the interim will be met by officers loans to the Company. The Company is dependent on future outside funding. Such funding may not be available and the company currently plans to seek funding through the equity markets.

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

If the Business Plan is fully implemented and allowing two months to set up, the Company intends to increase employment initially to two company officers, an accountant and seven collectors. Shortly thereafter, the Company intends to further increase employment to include a collection's manager, a clerical person and up to five additional collectors. Increases or decreases in future employment will depend upon the Company's ability to be profitable and attract experienced collectors.

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

ITEM 3.  Controls and Procedures

(a) Under supervision and with the participation of our chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosures controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2005. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

                              Date: November 14, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                        Date

/s/ James H. Bashaw     President, Chief Executive
                        Officer and Director    November 14, 2005
James H. Bashaw         (Principal Executive Officer)

/s/Richard R. Cook      Chief Financial Officer,
                        Treasurer, Secretary and
Richard R. Cook         Director(Principal      November 14, 2005
                        Financial Officer)






















CERTIFICATIONS

I, James H. Bashaw, certify that:

1. I have reviewed the three month statement ended September 30, 2005 on Form 10-QSB of Credit One Financial, Inc.

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


Date: November 14, 2005


/s/ James H. Bashaw
James H. Bashaw, Chairman of the Board, President, Chief
Executive Officer





























CERTIFICATIONS

I, Richard R. Cook, certify that:

1. I have reviewed the three month statement ended September
30,2005 on Form 10-QSB of Credit One Financial, Inc.;

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

c) presented in this nine month statement our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date: November 14, 2005


/s/ Richard R. Cook
Richard R. Cook, Chief Financial Officer, Treasurer, Secretary
and Director(Principal Financial Officer)






























Exhibit 99



Certification of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

James H. Bashaw does hereby certify that the Quarterly Report of Credit One Financial, Inc. on Form 10-QSB for the nine months ended September 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2005


/s/ James H. Bashaw
James H. Bashaw, Chairman, President and Chief Executive Officer




---------------------------------------------------------------
Certification of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Richard R. Cook, does hereby certify that the Quarterly Report of Credit One Financial, Inc. on Form 10-QSB for the nine months ended September 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2005


/s/ Richard R. Cook
Richard R. Cook, Vice President and Chief Financial Officer