Form 10KSB/A
period 2004-12-31
CREDIT ONE FINANCIAL INC
filed 2006-02-28
CIK 1201135

UNITED  STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                   FORM 10-KSB/A Amendment 1

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

Explanatory Notes

This Amendment No.1 on Form 10 KSB(A) of Credit One Financial,
Inc. is being filed for the following reasons:

1. The Issuer will continue to address the impact of newly issued accounting pronouncements using the guidance in SAB Topic 11: M.
See Auditor's Notes to the Financial Statements, Note 1, Summary of Significant Accounting Policies.

2. The issuer has revised the non-cash value of 100,000 shares issued to a consultant in February, 2004 to $.04/share, which is the value of all other shares issued for cash during the same period. The expense of these shares is not a cost of capital but period costs required to be expensed through the Statement of Operations.

3. The Issuer has revised the presentation of the Statement of Changes in Stockholders' Equity to be consistent with the requirements of paragraph 11(d) of SFAS 7.

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

The Company was formed for the purpose of raising the necessary funds for purchasing, servicing, rewriting and reselling of non-performing (defaulted) unsecured credit card portfolios to be acquired from financial institutions. However, since its inception, the Company, on a limited basis, has derived its income from business consulting and transactions' brokerage. It has performed consultations regarding the financing of small commercial properties. It has brokered the financing of business notes, equipment leasing, factoring, ship's mortgages and commercial property. Such activity was provided as revenue to the Company by James H. Bashaw, President, only when it became available and not on a steady basis. These activities provided the Company with $16,278 in accumulated revenue from October 2000 through December 31, 2004. Most of the revenue, $9,782, was produced in 2001. To date the Company has had no revenue from operations pursuant to its plan of operation. As of December 31, 2004, The Company had assets of $2,328 and its deficit accumulated during the development stage was $37,292.


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

     Distribution Methods of Products or Services.

The published amount of outstanding consumer credit card debt as of December 2002 is $722 Billion. The charged off market has soared from $20 billion in 1998 to more than $60 billion by the end of 2002. This information was published in a feature article "Debt sales, Ready to Erupt?"in Collections and Credit Risk magazine, June, 2000. A similar statement was made in News and Events published on the internet by Kaulkin and Ginsberg Company on September 24, 2002. This debt is spread over all age categories of credit card debt from fresh charge off to about six years old. It is possible to purchase any age category of credit card debt simply by being specific as to what you want to purchase. This refers to 1) approximate portfolio face amount,
2) Classification (ie., zero agency or other), 3) average account size, 4) state or region where originated, 5)recently scrubbed for bankrupt accounts and deceased debtors, 6) no debtors that are in college and 7) approximately what discount from face it will pay. A buyer typically would require a review of the accounts before purchase through the use of a confidentiality agreement, which protects the seller. A buyer can reject any portfolio offered. (The Company intends to purchase portfolios that are readily available over the internet being offered by a combination of debt buyers and sellers, debt brokers and debt resellers.) There are many other sources. The buyer is sent a listing of various portfolios available every week over the internet from DebtNews@Collectionindustry.com. A buyer can perform full due diligence prior to purchase and that comes with guarantees from the buyer that the account debtors are not deceased or in bankruptcy, already paid previously or erroneous information is given on accounts, those accounts can be returned to the seller for reimbursement of the original cost or replaced with additional accounts. There is almost no competition when buying small portfolios (less than $100,000, because they are readily available to purchase.) Competition is present when purchasing large portfolios upwards of $100 million of face value.

Our research indicates and the Company believes that newly charged off credit card accounts(a portfolio)can be purchased for approximately 10% (or less)of the face amount(balance)of the accounts and when all collection activities of the Company have been completed, the total gross return will be from 15% to 20% of face. Example: A portfolio with a face amount of $100,000 is purchased for $10,000. After all the "collection activity" is complete, the gross amount collected will be $15,000 to $20,000. Therefore, the gross amount collected, or expected return is 150% to 200% percent of the cost. "Collection Activity" includes collections from the debtors, proceeds from the sale of re-performing accounts and the sale of accounts deemed not collectable at the time of sale.

     Plans and Strategies of the Company

The Company intends to seek funding during the next 12 months through equity markets in order to implement its business plan. If the business plan can be implemented, the Company intends to purchase portfolios of non-performing (bank issued) credit card debt only. It also intends to purchase primarily (fresh charged off accounts) "zero agency" portfolios, because all of its forward looking statements are based upon this type of portfolio as a result of the research performed by the management of the Company. The Company may purchase portfolios of older non-performing credit card debt from time to time as it sees fit. The Company has no intention of purchasing any other types of non-performing debt.

The Company intends to purchase portfolios from large debt buyers/resellers or brokers. Because large portfolios offered for resale can be segmented by face amount, states or area, average account size and number of accounts, the Company can purchase portfolios of size that fits its needs from geographical areas it chooses. Once a confidentiality agreement is executed between the seller and the Company, the segmented portfolio is offered to the Company for its review and acceptance or rejection. If accepted, the cost of the portfolio is paid in full. During the following 60 days, accounts found to be in bankruptcy, previously paid or the account debtor(s) deceased are returned to the seller for immediate refund or replacement with other accounts of similar value.

When portfolios are purchased, a written notice would be sent by the Company to all of the debtors notifying them that the Company now owns their account and it requires repayment of the debt to be sent to it for the outstanding balance. Updated credit reports are obtained on each debtor and are screened in order to determine the probability for full or partial collection. As soon as possible thereafter, the Company's collectors would begin calling the debtors by phone in order to begin a dialogue for the best method for the debtors to repay their debt. This dialogue can include negotiations for discounting the balance due (if necessary), possibly adjusting the interest rate and scheduling future payments, either in one or a few lump sums or monthly payments in an amount that would be comfortable for the debtors to make. Some debtors could be called several times before contact is made. Debtors who agree to make monthly payments would be called in a timely manner to remind them that the payment is due or a notice would be mailed to them for the same purpose. Accounts that have generated three or more timely monthly payments would be evaluated for possible sale as re-performing accounts. Also, accounts where no payment has been received and none anticipated over the near term would be repackaged into a portfolio for resale. All phone contacts with debtors would be conducted in a non-confrontational manner, yet with the persistence required to effect collection where possible.

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



     Number of employees.

Presently, the Corporate President, James H. Bashaw, and the Corporate Secretary, Mr. Richard R. Cook, are staffing the office and performing management functions without compensation. Until such time as the Company raises sufficient operating capital this
arrangement will continue.   None of the Company's Officers or
Directors have received any payment from the Company for their services to the Company through the effective date of this document.

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

There is an individual who is presently self-employed in the debt buying industry and who, in fact, has provided most of the education that Mr. Bashaw and Mr. Cook have acquired about this industry. The Company intends to hire this person when the Company has reached a point in its proposed growth that would allow for such employment. In the interim, this person is available to the Company for continued consultations. If he is not available when the Company requires his employment, the Company believes that there are many qualified individuals available for hire as shown in the extensive data base of Candidate Profiles available in the Job Exchange at News@CollectionIndustry.com, which specializes in offering career and job placements for people in the credit and collection industry.

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

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company currently shares office space with one of the Directors, Richard R. Cook, at 505 E. New York Ave., Ste. 8,
DeLand FL 32724.

The Company has agreed to pay Mr. Cook rent at below market rates when the Company has income from operations. Rent has been paid or accrued to date and in the amount of $75 per quarter.

Management believes the officers and directors of the Company will lend the Company the money to pay rent, if necessary.


ITEM 3.   LEGAL PROCEEDINGS

The Company is not involved in any litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual shareholders meeting was held on November 19, 2004. There were present at the meeting James H. Bashaw and Richard R. Cook being the majority stockholders of the corporation. The only matter submitted to shareholders vote was the election of officers.

                            PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The common stock has not traded on any market and has no market value, but management believes the Company's shares will begin to do so after this SEC Form 10-SB is filed, and a market maker is selected. Management believes that there will be a market for the common stock of the Company on the over-the-counter market; however, no independent market maker or transfer agent has been selected or engaged at the time of filing of this SEC Form 10-KSB.

The Company expects to obtain a broker to make a market in the Company's stock through the OTC BB. There is no way for the Company to guarantee that any market maker will agree to apply to have the shares quoted. The total number of security holders of the Company's stock is 54 as of December 31, 2004.

Sale of stock subsequent to the effective date of Form 10SB
(August 25, 2003).

During the period beginning August 26, 2003 through December 31,
2003, the Company sold 92.250 shares of authorized but unissued shares of common stock at $0.04 per share for $3,690 to private individuals.

On November 24, 2003, through an officers loan account, 92,000 shares of authorized but unissued shares of common stock were sold to one individual at $0.04 per share for $ 3,680.

On December 30, 2003, the Company redeemed from James H. Bashaw
125,000 shares of authorized and issued shares of common stock at $0.04 per share for $5,000.

During the period from January 1, 2004 through June 30, 2004, the company sold 56,000 shares of authorized but unissued shares of common stock at $ 0.04 per share for $2,240 to private individuals.

On February 4, 2004, the Company paid non-cash expenses by issuing 100,000 shares of authorized but unissued common stock at $ 0.04 per share to Go Public First, Inc. (and it's assigns) in accordance with the corporate finance and regulatory advising services agreement that the Company entered into with Go Public First, Inc. dated January 23, 2004. Go Public First, Inc. has no affiliations with Credit One Financial, Inc.


During the period beginning July 1, 2004 through December 31,
2004, the Company did not sell or issue any authorized but unissued stock.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.

     (a) Plan of operation.

The revenues earned from the inception, September 24, 1999, through December 31, 2004 totaled $16,278. The revenues earned were from commissions and consulting and due solely to the availability of such revenue and was not due to a trend. The revenue earned in the years ended December 31, 2004 and 2003 were $0 and $245, respectively.

The expenses incurred from inception, September 24, 1999 through December 31, 2004 totaled $53,570. The expenses incurred for the years ended December 31, 2004 and December 31, 2003 were $11,869 and $14,638 respectively. For the year ended December 31, 2003, the expenses included stock registration expense of $5,119 and general and administrative expense of $6,750. For the year ended December 31, 2004, the expenses totaled $14,637.

The revenues earned from inception, September 24, 1999, through December 31, 2004 were derived from commissions on brokerage transactions, including commissions on factoring and commercial mortgage loans and financial consulting regarding commercial mortgage loans. It is not known whether such earned revenue will continue in the future as the management of the Company intends to direct its efforts toward acquiring equity funding in order to put the business plan into action. The Company believes that its future earned income will be derived from the collection of non-performing credit card debt and the sale of non-performing and re-performing credit card debt.

The Company intends to seek funding during the next 12 months through equity markets. The Company does not expect to have sufficient cash from operations to meet its cash requirements for the next 12 months unless the Company is successful in obtaining equity capital to put our business plan in operation. Any cash shortfalls in the interim will be met by officers loans to the Company. The Company is dependent on future outside funding, such funding may not be available and the company currently plans to seek funding through the equity markets.


The Company has attempted to raise funds for its stated purpose by two different methods previously. 1)The Company has attempted to attract private placement investment by discussions with individual potential investors. These negotiations have proved unsuccessful. 2)The Company has tried to sell its stock with the use of Regulation D, Rule 504. The Company sold some of its stock through its own effort to various individuals. The Company believes now, with its Form 10-SB filing it can attract smaller investments from a wider public population. Although the Company was formed almost five years ago, it did not develop its business plan until July 2001. The Company has diligently strived to raise equity capital. It has not yet implemented its plan nor began operations because it has not yet been successful in raising the equity capital necessary to implement the plan.

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

ITEM 7.   FINANCIAL STATEMENTS.

To The Board of Directors of Credit One Financial, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheet of Credit One Financial, Inc., a development stage company, as of December 31, 2004 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2003 financial statements and inception to date amounts through December 31, 2003 were audited by another auditor whose report dated March 14, 2004, on those financial statements and amounts included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Credit One Financial, Inc. as of December 31, 2004 and the results of its operations, changes in stockholders' equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has no commitments for funding future operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

S/ Berman Hopkins Wright & Laham, CPAs, LLP
Winter Park, Florida
February 24, 2006
                   Credit One Financial, Inc.
                 (A Development Stage Company)

                         Balance Sheet
                       December 31, 2004


Assets
Cash in Bank                                     $    12
Security Deposits                                    290
Loans to Officers, Net                             2,016
      Total Current Assets                       $ 2,318

Liabilities & Stockholders' Equity
Liabilities:
Accounts Payable                                 $ 1,595
      Total Current Liabilities                    1,595

Stockholders' Equity:
Common stock, authorized 10,000,000 shares,
$.001 par value, 4,981,150 shares
issued and outstanding                             4,981
Additional Paid In Capital                        33,044
Deficit accumulated during
Development Stage                                (37,292)
       Total Stockholders' Equity                    733
              Total Liabilities &
             Stockholders' Equity                $ 2,328

















See independent auditor's report and notes to financial statements.



                   Credit One Financial, Inc.
                 (A Development Stage Company)

                    Statements of Operations
         For The Years ended December 31, 2004 & 2003,
                 and Cumulative from Inception


                                                 Cumulative
                                                 From Inception
                            2004       2003      To 12/31/04
Revenue:
 Commissions             $     0        $245     $11,397
 Consulting                    0           0       4,881
 Total Revenue                 0         245      16,278

Expenses:
 Consulting Fee            4,000           0       4,000
 Commission Expense            0           0       6,962
 Interest Expense              0           0       9,143
 Stock Registration Expense    0       5,119       5,119
 General & Administrative
      Expense             10,638       6,750      28,346
 Total Expenses           14,638      11,869      53,570
 Net Loss               ($14,638)   ($11,624)   ($37,292)

 Net Loss Per Share      ($ 0.00)    ($ 0.00)    ($ 0.01)

Weighted Average
 Shares Outstanding    4,726,103   4,620,516   4,726,103



See independent auditor's report and notes to financial statements.















                                                       Credit One
Financial, Inc.
                                                    (A
Development Stage Company)
                                         Audited Statement of
Changes in Stockholders' Equity (Deficit)
                                       Cumulative from Inception,
September 1999, thru December 31, 2004



                    Deficit

                    Accumulated
                                                    Common
Common     Additional    During The      Stock-
                                                    Stock
Stock      Paid In       Development     Holders'
                                                    Shares
Amount     Capital       Stage           Equity


Founders Shares purchased for cash,
@ $.00222/share November 29, 2001                 4,500,000  $
4,500   $   5,500                     $ 10,000
Net Loss for the Year Ended December 31, 2001
                      ($9,786)      ( 9,786)
Balance, December 31, 2001                        4,500,000
4,500       5,500         (9,786)          214
Officer's Loan contributed to Capital
           700                          700
Shares sold for cash @ $.04/share on:
October 10, 2002                                     12,000
12         468                          480
October 15, 2002                                      6,000
 6         234                          240
October 23, 2002                                      6,000
 6         234                          240
November 9, 2002                                     12,000
12         468                          480
December 29, 2002                                    52,500
53       2,048                        2,101
Net Loss for the Year ended December 31, 2002
                       (1,244)       (1,244)
Balance, December 31, 2002                        4,588,500
4,589       9,652        (11,030)        3,211
Shares sold for cash @ $.04/share on:
January 24, 2003                                     15,000
15         585                          600
March 7, 2003                                        12,000
12         468                          480
March 26, 2003                                       15,000
15         585                          600
April 25, 2003                                        9,000
 9         351                          360



                  Deficit

                  Accumulated
                                                     Common
Common  Additional    During The   Stock-
                                                     Stock
Stock   Paid In       Development  holders'
                                                     Shares
Amount  Capital       Stage        Equity


April 26, 2003                                        6,000
 6         234                     240
April 28, 2003                                        6,000
 6         234                     240
April 29, 2003                                        9,000
 9         351                     360
May 5, 2003                                           6,000
 6         234                     240
May 7, 2003                                          26,700
27       1,041                   1,068
May 12, 2003                                          6,000
 6         234                     240
June 4, 2003                                          4,200
 4         164                     168
September 24, 2003                                   92,000
92       3,588                   3,680
November 7, 2003                                     50,250
50       1,960                   2,010
November 28, 2003                                    42,000
42       1,638                   1,680
Non-Cash Expenses Contributed by Officers
           379                     379
Legal Fees paid By issuing Shares valued
at $.04/share on March 27, 2003                      62,500
62       2,438                   2,500
Officer's Shares Redeemed, by reducing Note
Payable due from Officer valued
at $.04/share on December 31, 2003                 (125,000)
(125)     (4,876)                 (5,001)
Net Loss for the Year ended December 31,2003
                   (11,624)    (11,624)
Balance, December 31, 2003                        4,825,150
4,825      19,260    ( 22,654)      1,431
Officer's Loans Contributed to Capital
         7,400                   7,400
Non-cash Expenses Contributed By Officers
           300                     300
Shares Sold For cash @ $0.04/share on:
February 11, 2004                                     6,000
 6         234                     240
June 30, 2004                                        50,000
50       1,950                   2,000




                  Deficit

                  Accumulated
                                                     Common
Common  Additional    During The    Stock-
                                                     Stock
Stock   Paid In       Development   holders'
                                                     Shares
Amount  Capital       Stage         Equity



Non-cash Expenses Paid by issuing Shares
valued at $.04/ share on February 4, 2004           100,000
100     3,000                      4,000
Net Loss through December 31, 2004
                   (14,638)     (14,638)
Ending Balance December 31, 2004                  4,981,150
4,981    33,044       (37,292)         733














                                        See independent auditor's
report and notes to financial statements.




                   Credit One Financial, Inc.
                 (A Development Stage Company)

                    Statements of Cash Flows
          For The Years ended December 31, 2004, 2003
                  and Cumulative from Inception.
                                                       Cumulative
                                                   From Inception
                                   2004      2003   To 12/31/04

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                         (14,638)($11,624)  ($ 37,291)
Adjustments to reconcile net
income to cash from operations-
Write off of Deferred
Offering Costs                         0    2,619          0
Non-cash consulting fees paid
     with Common Stock             4,000       0       4,000
Non-cash legal fees paid
with Common Stock                      0    2,500      2,500
Non-cash expenses contributed        300      379      6,879
Change in balance of-
Accounts Payable                   1,595        0      1,595
Loans Receivable                     160        0          0
Security Deposits                      0      299       (290)
  Net Cash Used by Operations     (8,583)  (5,827)   (22,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock Issued                2,240   11,966     22,456
Change in Loans to Shareholder    (2,173)  (5,063)    (7,237)
Additional Capital Contributed
by Stockholder                     7,400        0      7,400
Net Cash Provided by
Financing Activities               7,467    6,903     22,619

Increase (Decrease) in Cash       (1,116)    1,076        12
Beginning Cash Balance             1,128        52         0
Ending Cash Balance           $       12     1,128    $   12

Non-cash Transactions:
Redemption of Stock Applied to
Shareholder Loan              $        0    $5,000    $     0

Supplementary Disclosures -
Interest Paid                 $        0    $    0    $ 9,143
Income Taxes Paid             $        0    $    0    $     0

See independent auditor's report and notes to financial statements.
CREDIT ONE FINANCIAL, INC.
(a Development Stage Company)
Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations

The Company was incorporated in the State of Florida on September 24, 1999. The Company is presently engaged in market research regarding the cost and availability of non-performing credit card debt portfolios. It is also engaged in research regarding the current market price for re-performing portfolios as well as the market prices offered for portfolios deemed non-collectable at the time of sale. The Company continues to review resumes of potential collectors. The Company is exploring avenues for raising capital in order to put its business plan into effect. Through December 31, 2004, the Company has had no revenue from operations pursuant to its plan of operation.
..
At its inception on September 24, 1999, the Company was authorized to have outstanding 1,000 shares of common stock at $1.00 par value per share. On November 29, 2001, the Company amended its Articles of Incorporation, Article III Capital Stock to authorize the maximum number of shares to have outstanding at any one time to be 10,000,000 shares of common stock having a par value of $0.001 per share. At the same time, the Company deleted
Article VI - Preemptive Rights.

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

Deferred Offering Expenses
The Company has accumulated expenses associated with its plan to register and sell shares of its Common Stock in Nevada. On June 13, 2003, the Company filed a Form 10SB with the US Securities and Exchange Commission, which had the effect of abandoning the Nevada stock offering. Accordingly, accumulated deferred offering expenses totaling $5,119 was charged to expense in 2003.


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

Provision for Income Taxes
Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately $37,000 in net operating losses as of December 31, 2004, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods.

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

Recent Accounting Pronouncements
In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment" (SFAS 123). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.
Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in SFAS 123. This Statement is effective for public entities that file as a small business issuer as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date and is not expected to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" (SFAS
153). This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 will not have a material impact on the Company's financial statements.

Reclassifications
Certain reclassifications have been made to prior-year amounts to conform to current-year reporting classifications. These reclassifications had no impact on net earnings.


NOTE 2- GOING CONCERN
The nature of the Company's financial status makes the Company lack the characteristics of a going concern. This is because the Company, due to its financial condition, may have to seek loans or the sale of its securities to raise cash to meet its cash needs. The level of current operations does not sustain the Company's expenses and the Company has no commitments for obtaining additional capital.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Index of Exhibits

                    INDEX TO EXHIBITS

3(i) A   Articles of Incorporation
3(i) B   Amended Articles of Incorporation
3(ii)    By-laws

Incorporated by reference from Form 10SB filed June 25, 2003.

99       Certification by Chief Executive Officer            39
99       Certification by Chief Financial Officer            39

(b) Reports on Form 8-K

None.















ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Berman Hopkins Wright and LaHam, CPA's, LLC ("Berman") re-audited the Company's 2004 financial statements, which were originally audited by Robert N Clemons, CPA, PA ("Clemons"). Clemons also audited the Company's 2003 financial statements.

Fees related to services performed by Clemons in 2004 and 2003 were as follows:
                         2004       2003
Audit Fees (1)        $ 5,504    $ 2,000
Audit Related Fees        -0-        -0-
Tax Fees                  -0-        -0-
All Other Fees            -0-        -0-

Total                 $ 5,504    $ 2,000

(1)Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

The Audit Committee, comprised of James H. Bashaw (Chairman) and Richard R. Cook has reviewed and discussed with "Berman" the audited financial statements of the Company contained in the Company's Annual Report on Form 10-KSB/A for the Company's 2004 fiscal year. The Audit Committee has also discussed with "Berman" the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section
380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.


The Audit Committee has received and reviewed the written disclosures and the letter from "Berman" required by Independence
Standards Board Standard No. 1 (Independence Discussions with
Audit Committees), and has discussed with "Berman" its independence from the Company.

The Audit Committee has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-KSB/A for its 2004 fiscal year for filing with the SEC.


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

                              Date: February 28, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                        Date

                        President, Chief Executive
/s/James H. Bashaw      Officer and Director    February 28, 2006
James H. Bashaw         (Principal Executive Officer)



                        Chief Financial Officer,
/s/Richard R. Cook      Treasurer, Secretary and
Richard R. Cook         Director(Principal      February 28, 2006
                        Financial Officer)

CERTIFICATIONS
I, James H. Bashaw, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of  Credit
One Financial, Inc.;

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


Date: February 28, 2006

/s/James H. Bashaw

James H. Bashaw, Chairman of the Board, President, Chief
Executive Officer






























CERTIFICATIONS
I, Richard R. Cook, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of  Credit
One Financial, Inc.;

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


Date: February 28, 2006

/s/Richard R. Cook

Richard R. Cook, Chief Financial Officer, Treasurer, Secretary and Director(Principal Financial Officer)






























Exhibit 99



Certification of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

James H. Bashaw does hereby certify that the Annual Report of Credit One Financial, Inc. on Form 10-KSB(A) Amendment 1 for the twelve months ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 28, 2006

/s/ James H. Bashaw
Chairman, President and Chief Executive Officer




---------------------------------------------------------------
Certification of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Richard R. Cook, does hereby certify that the Annual Report of Credit One Financial, Inc. on Form 10-KSB(A) Amendment 1 for the twelve months ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 28, 2006

/s/ Richard R. Cook
Vice President and Chief Operating Officer