Form 10QSB/A
period 2005-03-31
CREDIT ONE FINANCIAL INC
filed 2006-02-28
CIK 1201135

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













Explanatory Notes

This Amendment No.1 on Form 10-QSB(A) of Credit One Financial,
Inc. is being filed for the following reasons:

1. The Issuer has revised the Balance Sheet to properly label the line item Accumulated Earnings (Loss) as Deficit Accumulated
During the Development Stage.

2. The Issuer has revised the Balance Sheet to present Stock
Subscriptions Receivable as a deduction from Stockholders' Equity as required by SAB Topic 4:E.

3. The issuer has revised the Financial Statements to reflect changes resulting from the filing of Amendment No.1 on Form 10-
KSB/A for 2004.

































                   CREDIT ONE FINANCIAL, INC.
                 (A Development Stage Company)
                         Balance Sheets

                                      Unaudited      Audited
                                      March 31,      December 31,
                                      2005           2004

                              ASSETS

Cash                                    $     56       $      12

Security Deposits                            290             290

Loans to Officers, Net                         0           2,026

Total Current Assets                    $    346        $  2,328
                                         =======          ======

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:

     Accounts Payable                   $   2,384       $  1,595

     Loans from Officers                      174              0

     Total Current Liabilities              2,558          1,595

Stockholders' Equity (Deficit):

     Common Stock, authorized 110,000,000
     shares at $.001 par value each,
     5,981,150 and 4,981,150 shares
     issued and outstanding respectively    5,981          4,981

     Stock Subscriptions Receivable       (40,000)             0

     Additional Paid In Capital            72,119         33,044

     Deficit Accumulated During the
     Development Stage                    (40,312)       (37,242)

     Total Stockholders' Equity (Deficit) ( 2,212)           733

Total Liabilities and Stockholders'
Equity (Deficit)                          $   346        $ 2,328
                                           ======         ======

             See Notes to Financial Statements

                   CREDIT ONE FINANCIAL, INC.
                 (A Development stage Company)

               Unaudited Statements of Operations



                         Three          Three          Inception
                         Months         Months         (9/24/99)
                         Ended 3/31/05  Ended 3/31/04  to 3/31/05

Revenue:
 Commissions             $      0       $      0       $ 11,397
 Consulting                     0              0          4,881

Total Revenue                   0              0         16,278


Less:
 Consulting Expense             0          4,000          4,000
 Commission Expense             0              0          6,962
 Interest Expense               0              0          9,143
 Administrative Expenses    3,020          2,697         31,366
 Stock Registration
         Expense                0              0          5,119

Total General and
Administrative Expenses     3,020         6,697          56,590

Pre-Tax Loss             (3,020)       (6,697)        (40,312)
Income Tax (Provision)
         Benefit              -0-            -0-             -0-

Net Loss                 $( 3,020)      $(6,697)       $(40,312)


Net Loss Per share       $(   .00)      $(  .00)       $(   .01)

Weighted Average Shares
         Outstanding    4,981,150     4,889,461       4,801,738








               See Notes to Financial Statements
                   Credit One Financial, Inc.
                 (A Development Stage Company)

               Unaudited Statements of Cash Flows


                                     Three    Three    Cumulative
                                     Months   Months   From
                                     Ended    Ended    Inception
                                     3/31/05  3/31/04  To 3/31/05

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                            ($3,020)($6,697)   ($40,312)
Non-cash consulting fees paid
     with common stock                    0   4,000       4,000
Non-cash legal fees paid
     with Common Stock                    0       0       2,500
Non-cash expenses contributed            75      75       6,955
Change in balance of-
Loans Receivable                          0     160           0
Security Deposits                         0       0     (   290)
Accounts Payable                        789       0       2,384
  Net Cash Used by Operations       ( 2,156)( 2,462)   ( 24,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock Issued                       0     240      22,456
Change in Loans to Shareholder        2,200       0      (5,037)
Additional Capital Contributed
     by Stockholder                       0   1,300       7,400
Net Cash Provided by
     Financing Activities             2,200   1,540      24,819

Increase (Decrease) in Cash              44   ( 922)         56
Beginning Cash Balance                   12   1,128           0
Ending Cash Balance                  $   56  $  206     $    56








               See Notes to Financial Statements





                                                     Credit One Financial, Inc.
                                                    (A Development Stage Company)
                                       Unaudited Statement of Changes in Stockholders' Equity (Deficit)
                                       Cumulative from Inception, September 1999, thru March 31, 2005

                                                                                                 Deficit
                                                                                                 Accumulated  Stock-
                                                    Common    Common   Additional   Stock        During The   holders'
                                                    Stock     Stock    Paid In      Subscription Development  Equity
                                                    Shares    Amount   Capital      Receivable   Stage       (Deficit)

Founders Shares purchased for cash,
@ $.00222/share November 29, 2001                 4,500,000  $  4,500   $   5,500                            $ 10,000
Net Loss for the Year Ended December 31, 2001                                                      ($9,786)   ( 9,786)
Balance, December 31, 2001                        4,500,000     4,500       5,500                   (9,786)       214
Officer's Loan contributed to Capital                                         700                                 700
Shares sold for cash @ $.04/share on:
October 10, 2002                                     12,000        12         468                                 480
October 15, 2002                                      6,000         6         234                                 240
October 23, 2002                                      6,000         6         234                                 240
November 9, 2002                                     12,000        12         468                                 480
December 29, 2002                                    52,500        53       2,048                               2,101
Net Loss for the Year ended December 31, 2002                                                       (1,244)    (1,244)
Balance, December 31, 2002                        4,588,500     4,589       9,652                  (11,030)     3,211
Shares sold for cash @ $.04/share on:
January 24, 2003                                     15,000        15         585                                 600
March 7, 2003                                        12,000        12         468                                 480
March 26, 2003                                       15,000        15         585                                 600
April 25, 2003                                        9,000         9         351                                 360
                                                                                                  Deficit
                                                                                                  Accumulated  Stock-
                                                     Common    Common  Additional    Stock        During The   holders'
                                                     Stock     Stock   Paid In       Subscription Development  Equity
                                                     Shares    Amount  Capital       Receivable   Stage       (Deficit)

April 26, 2003                                        6,000         6         234                                 240
April 28, 2003                                        6,000         6         234                                 240
April 29, 2003                                        9,000         9         351                                 360
May 5, 2003                                           6,000         6         234                                 240
May 7, 2003                                          26,700        27       1,041                               1,068
May 12, 2003                                          6,000         6         234                                 240
June 4, 2003                                          4,200         4         164                                 168
September 24, 2003                                   92,000        92       3,588                               3,680
November 7, 2003                                     50,250        50       1,960                               2,010
November 28, 2003                                    42,000        42       1,638                               1,680
Non-Cash Expenses Contributed by Officers                                     379                                 379
Legal Fees paid By issuing Shares valued
at $.04/share on March 27, 2003                      62,500        62       2,438                               2,500
Officer's Shares Redeemed, by reducing Note
Payable due from Officer valued
at $.04/share on December 31, 2003                 (125,000)     (125)     (4,876)                             (5,001)
Net Loss for the Year ended December 31,2003                                                      (11,624)    (11,624)
Balance, December 31, 2003                        4,825,150     4,825      19,260                ( 22,654)      1,431
Officer's Loans Contributed to Capital                                      7,400                               7,400
Non-cash Expenses Contributed By Officers                                     300                                 300
Shares Sold For cash @ $0.04/share on:
February 11, 2004                                     6,000         6         234                                 240
June 30, 2004                                        50,000        50       1,950                               2,000
                                                                                                Deficit
                                                                                                Accumulated  Stock-
                                                  Common    Common    Additional  Stock         During The   holders'
                                                  Stock     Stock     Paid In     Subscription  Development  Equity
                                                  Shares    Amount    Capital     Receivable    Stage        (Deficit)


Non-cash Expenses Paid by issuing Shares
valued at $.04/share on February 4, 2004          100,000       100       3,900                                  4,000
Net Loss for the Year Ended December 31, 2004                                                     (14,638)     (14,638)
Ending Balance December 31, 2004                4,981,150     4,981      33,044                   (37,292)         733
Shares sold to Officers by Subscription
at $.04/share on March 30, 2005                 1,000,000     1,000      39,000      (40,000)
Non-Cash Expense contributed by Officers                                     75                                     75
Net Loss for the Three Months Ended
March 31, 2005                                                                                    ( 3,020)     ( 3,020)
Balance March 31, 2005                          5,981,150   $ 5,981     $72,119     ($40,000)    ($40,312)     ($2,212)





                                        See Notes to Financial Statements





                       CREDIT ONE FINANCIAL, INC.
                     Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations

These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2004, as included in the Company's Form 10-KSB/A Amendment 1 filed simultaneously with the SEC with this Form 10-QSB/A.

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

Provision for Income Taxes
Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately $40,000 in net operating losses as of March 31, 2005, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods.

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

NOTE 2 - STOCK TRANSACTIONS WITH OFFICERS
A Special Meeting of the Board of Directors was held at 505 E. New York Ave., Ste. 8, DeLand, FL 32724 on March 30, 2005 at 11 a.m.. The meeting was called to order by the Chairman and President. It was resolved that the Board accept the subscription agreement offers from James H. Bashaw and Richard R. Cook for the purchase of One Million shares of the Company's common stock as a price of $0.04 per share. On March 30, 2005, James H. Bashaw and Richard R. Cook each purchased 500,000 shares of common stock at a price of $0.04 per share, totaling $40,000 on a subscription basis.

NEW NOTE 3 - RESTATEMENT OF PRIOR FORM 10-QSB FOR THE THREE MONTHS ENDED MARCH 31, 2005
The Company reclassified the Stock Subscription Receivable from Current Assets to Stockholders' Equity (Deficit) to be consistent with SAB Topic 4:E guidance. The impact of the reclassification was to decrease Current Assets and Stockholders' Equity (Deficit) by $40,000.

The Statement of Changes in Stockholders' Equity (Deficit) was also revised to meet the requirements of SFAS 7 in order to present the statement on a cumulative basis from inception.

NOTE 4- GOING CONCERN
The nature of the Company's financial status makes the Company lack the characteristics of a going concern. This is because the Company, due to its financial condition, may have to seek loans or the sale of its securities to raise cash to meet its cash needs. The level of current operations does not sustain the Company's expenses and the Company has no commitments for obtaining additional capital.

ITEM 2

Management's Discussion and Analysis or Plan of Operation

     (a) Plan of Operation.
To date, the Company has had no revenue from operations pursuant to its plan of operation. As of March 31, 2005, the Company had Assets of $346 and a total deficit accumulated during the development stage of $40,312. The revenues earned from the inception, September 24, 1999 through March 31, 2005 totaled $16,278. The revenue earned for the three months ended March 31, 2005 and March 31, 2004 was $0. Since the previous revenues earned were from commissions , the change was due solely to the availability of such revenue and was not due to a trend.

The expenses incurred from inception, September 24, 1999 through March 31, 2005 totaled $56,590. The expenses incurred for the three months ended March 31, 2005 and March 31, 2004 were $3,020 and $6,697, respectively. These expenses were for general and administrative expenses incurred as costs to produce the earned revenue.

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

The Company has attempted to raise funds for its stated purpose by two different methods previously. 1)The Company has attempted to attract private placement investment by discussions with individual potential investors. These negotiations have proved unsuccessful. 2)The Company has tried to sell its stock with the use of Regulation D, Rule 504. The Company sold some of its stock through it's own effort to various individuals. The Company believes now, with its Form 10-SB filing it can attract smaller investments from a wider public population. Although the Company was formed almost six years ago, it did not develop its business plan until July 2001. The Company has diligently strived to raise equity capital. It has not yet implemented its plan nor began operations because it has not yet been successful in raising the equity capital necessary to implement the plan.

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

Signature                 Title                        Date

/s/ James H. Bashaw     President, Chief Executive
                        Officer and Director    February 28, 2006
James H. Bashaw         (Principal Executive Officer)

/s/Richard R. Cook      Chief Financial Officer,
                        Treasurer, Secretary and
Richard R. Cook         Director(Principal      February 28, 2006
                        Financial Officer)



































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

Signed this 30th day of March, 2005

/s/ JAMES H. BASHAW
JAMES H. BASHAW, President






CERTIFICATIONS

I, James H. Bashaw, certify that:

1. I have reviewed the three month statement ended March 31,2005 on Form 10-QSB/A of Credit One Financial, Inc.;

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


Date: February 28, 2006

/s/ James H. Bashaw

James H. Bashaw, Chairman of the Board, President, Chief
Executive Officer



























CERTIFICATIONS

I, Richard R. Cook, certify that:

1. I have reviewed the three month statement ended March 31,2005 on Form 10-QSB/A of Credit One Financial, Inc.;

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

/s/ Richard R. Cook

Richard R. Cook, Chief Financial Officer, Treasurer, Secretary and Director(Principal Financial Officer)



























Exhibit 99



Certification of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

James H. Bashaw does hereby certify that the Quarterly Report of Credit One Financial, Inc. on Form 10-QSB(A) for the three months ended March 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 28, 2006

/s/ James H. Bashaw
Chairman, President and Chief Executive Officer




---------------------------------------------------------------
Certification of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Richard R. Cook, does hereby certify that the Quarterly Report of Credit One Financial, Inc. on Form 10-QSB(A) for the three months ended March 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 28, 2006

/s/ Richard R. Cook
Vice President and Chief Operating Officer