Form 10QSB/A
period 2005-06-30
CREDIT ONE FINANCIAL INC
filed 2006-02-28
CIK 1201135

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

3. The Issuer has revised the Financial Statements to reflect changes resulting from the filing of Amendment No. 1 on Form
10-KSB/A for 2004.

































                   CREDIT ONE FINANCIAL, INC.
                 (A Development Stage Company)
                         Balance Sheet

                                      Unaudited      Audited
                                      June 30,       December 31,
                                      2005           2004

                              ASSETS

Cash                                    $  1,057       $      12

Security Deposits                            200             290

Loans to Officers, Net                         0           2,026

Total Current Assets                    $  1,257        $  2,328
                                         =======          ======

         LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Liabilities:

     Accounts Payable                   $       0       $  1,595

     Loans from Officers                   11,392              0

     Total Current Liabilities             11,392          1,595

Stockholder's Equity (Deficit):

     Common Stock, authorized 110,000,000
     shares at $.001 par value each,
     5,981,150 and 4,981,150 shares
     issued and outstanding respectively    5,981          4,981

     Stock subscriptions Receivable       (40,000)             0

     Additional Paid In Capital            72,194         33,044

     Deficit Accumulated During The
     Development Stage                    (48,311)       (37,392)

     Total Stockholders' Equity (Deficit) (10,136)           733

Total Liabilities and Stockholder's
Equity (Deficit)                          $ 1,257        $ 2,328
                                           ======         ======
             See Notes to Financial Statements

                                CREDIT ONE FINANCIAL, INC.
                               (A Development stage Company)

                            Unaudited Statements of Operations

                                      Three         Three
Six           Six                 Inception
                                      Months        Months
Months        Months           (9/24/99) to
                                      Ended 6/30/05 Ended 6/30/04
Ended 6/30/05 Ended 6/30/04         6/30/05
Revenue:
 Commissions                         $      0       $      0
$      0      $        0           $ 11,397
 Consulting                                 0              0
       0               0              4,881
Total Revenue                               0              0
       0               0             16,278
Less:
 Consulting Expense                         0              0
       0           4,000              4,000
 Commission Expense                         0              0
       0               0              6,962
 Interest Expense                           0              0
       0               0              9,143
Administrative Expenses                 7,999          1,898
  11,019           4,566             39,365
Stock Registration
    Expense                                 0              0
       0               0              5,119
Total General and
Administrative Expenses                 7,999          1,898
  11,019           8,566             64,589

Net Loss                             $ (7,999)      $( 1,898)
$(11,019)     $(   8,566)          $(48,311)

Loss Per Share                       $  ( .00)      $  ( .00)
$  ( .00)     $    ( .00)          $  ( .01)

Weighted Average Shares
    Outstanding                     5,981,150      4,931,150
5,481,150       4,910,306          4,866,820

                                                  See Notes to
Financial Statements
                     Credit One Financial, Inc.
                (A Development Stage Company)

              Unaudited Statements of Cash Flows


                                     Six      Six      Cumulative
                                     Months   Months   From
                                     Ended    Ended    Inception
                                     6/30/05  6/30/04  To 6/30/05

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                           ($11,019) (8,566)   ($48,311)
Adjustments to reconcile net
income to cash from operations-
Non-cash consulting fees paid
     with common stock                    0   4,000       4,000
Non-cash legal fees paid
     with Common Stock                    0       0       2,500
Non-cash expenses contributed           150     150       7,030
Change in balance of-
Loans Receivable                          0     160           0

Security Deposits                        90       0        (200)
  Net Cash Used by Operations      ( 10,779) (4,256)   ( 34,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock Issued                       0   2,240      26,775
Change in Loans to Shareholder       11,824       0       1,863
Additional Capital Contributed
     by Stockholder                       0   1,300       7,400
Net Cash Provided by
     Financing Activities            11,824   3,540      36,038

Increase (Decrease) in Cash           1,045  (  716)      1,057
Beginning Cash Balance                   12   1,128           0
Ending Cash Balance                 $ 1,057  $  412     $ 1,057


Supplemental Disclosures:
     Interest Paid                        0       0     $ 9,143
     Income Tax Paid                      0       0           0

                See Notes to Financial Statements





                                                     Credit One
Financial, Inc.
                                                    (A
Development Stage Company)
                                     Unaudited Statement of
Changes in Stockholders' Equity (Deficit)
                                      Cumulative from Inception,
September 1999, thru June 30, 2005



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

                             Deficit

                             Accumulated  Stock-
                                                  Common
Common    Additional  Stock         During The   holders'
                                                  Stock     Stock
   Paid In     Subscription  Development  Equity
                                                  Shares
Amount    Capital     Receivable    Stage        (Deficit)



Non-cash Expenses Paid by issuing Shares
valued at $.04/share on February 4, 2004          100,000
100       3,900                                  4,000
Net Loss for the Year Ended December 31, 2004
                               (14,638)     (14,638)
Ending Balance December 31, 2004                4,981,150
4,981      33,044                   (37,292)         733
Shares sold to Officers by Subscription
at $.04/share on March 30, 2005                 1,000,000
1,000      39,000      (40,000)
Non-Cash Expense contributed by Officers
         150                                    150
Net Loss for the Three Months Ended
June 30, 2005
                              ( 11,019)     (11,019)
Ending Balance June 30, 2005                    5,981,150   $
5,981     $72,194     ($40,000)    ($48,311)    ($10,136)




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

Provision for Income Taxes
Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately $48,000 in net operating losses as of June 30, 2005, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods.

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

Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for accounting for and reporting a change in accounting principle and a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS 154 will have material impact on its financial position, results of operations or cash flows.

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

NEW NOTE 3 - RESTATEMENT OF PRIOR FORM 10-QSB FOR THE SIX MONTHS ENDED JUNE 30, 2005
The Company reclassified the Stock Subscription Receivable from Current Assets to Stockholders' Equity (Deficit) to be consistent with SAB Topic 4:E guidance. The impact of the reclassification was to decrease Current Assets and Stockholders' Equity (Deficit) by $40,000.

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

ITEM 2

Management's Discussion and Analysis or Plan of Operation

     (a) Plan of Operation.
To date, the Company has had no revenue from operations pursuant to its plan of operation. As of June 30, 2005, the Company had Assets of $1,257 and Total Deficit Accumulated During The Development Stage of $48,311. The revenues earned from the inception, September 24, 1999 through June 30, 2005 totaled $16,278. The revenue earned for the six months ended June 30, 2005 and June 30, 2004 was $0. Since the previous revenues earned were from commissions , the change was due solely to the availability of such revenue and was not due to a trend.

The expenses incurred from inception, September 24, 1999 through June 30, 2005 totaled $64,589. The expenses incurred for the six months ended June 30, 2005 and June 30, 2004 were $11,019 and $8,566, respectively. These expenses were for general and administrative expenses incurred as costs to produce the earned revenue.

The expenses incurred for the three months ended June 30, 2005 and June 30, 2004 were $7,999 and $1,898, respectively. These expenses were for general and administrative expenses incurred as a cost to produce the earned revenue.

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

Spartan Securities Group, Ltd., St Petersburg, FL filed a form
211 with the NASD in June 2005 for the purpose of being able to offer quotation of the Company's stock on the Nasdaq Bulletin
Board

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

Signature                 Title                        Date

/s/ James H. Bashaw     President, Chief Executive
                        Officer and Director    February 28, 2006
James H. Bashaw         (Principal Executive Officer)

/s/Richard R. Cook      Chief Financial Officer,
                        Treasurer, Secretary and
Richard R. Cook         Director(Principal      February 28, 2006
                        Financial Officer)



CERTIFICATIONS

I, James H. Bashaw, certify that:

1. I have reviewed the six month statement ended June 30,2005 on Form 10-QSB/A of Credit One Financial, Inc.;

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


Date: February 28, 2006


/s/ James H. Bashaw
James H. Bashaw, Chairman of the Board, President, Chief
Executive Officer



























CERTIFICATIONS

I, Richard R. Cook, certify that:

1. I have reviewed the six month statement ended June 30,2005 on Form 10-QSB/A of Credit One Financial, Inc.;

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


Date: February 28, 2006


/s/ Richard R. Cook
Richard R. Cook, Chief Financial Officer, Treasurer, Secretary
and Director(Principal Financial Officer)




























Exhibit 99



Certification of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

James H. Bashaw does hereby certify that the Quarterly Report of Credit One Financial, Inc. on Form 10-QSB(A) for the six months ended June 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 28, 2006

/s/ James H. Bashaw
James H. Bashaw, Chairman, President and Chief Executive Officer




---------------------------------------------------------------
Certification of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Richard R. Cook, does hereby certify that the Quarterly Report of Credit One Financial, Inc. on Form 10-QSB(A) for the six months ended June 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 28, 2006

/s/ Richard R. Cook
Richard R. Cook, Vice President and Chief Financial Officer