Form 10QSB/A
period 2005-09-30
CREDIT ONE FINANCIAL INC
filed 2006-02-28
CIK 1201135

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

3. The Issuer has revised the financial statements to reflect changes resulting from the filing of Amendment No. 1 on Form
10KSB/A for 2004.

































                   CREDIT ONE FINANCIAL, INC.
                 (A Development Stage Company)
                         Balance Sheets

                                      Unaudited      Audited
                                      September 30,  December 31,
                                      2005           2004

                              ASSETS

Cash                                    $  2,327       $      12

Security Deposits                            200             290

Loans to Officers, Net                         0           2,026

Total Current Assets                    $  2,527        $  2,328
                                         =======          ======

         LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)
Liabilities:

     Accounts Payable                   $       0       $  1,595

     Loans from Officers                   14,692              0

     Total Current Liabilities             14,692          1,595

Stockholders' Equity (Deficit):

     Common Stock, authorized 110,000,000
     shares at $.001 par value each,
     5,981,150 and 4,981,150 shares
     issued and outstanding respectively    5,981          4,981

     Stock Subscriptions Receivable       (40,000)             0

     Additional Paid In Capital            72,269         33,044

     Deficit Accumulated During
     Development Stage                    (50,415)       (37,292)

     Total Stockholders' Equity (Deficit) (12,165)           733

Total Liabilities and Stockholders'
Equity (Deficit)                          $ 2,527        $ 2,328
                                           ======         ======
             See Notes to Financial Statements

                                CREDIT ONE FINANCIAL, INC.
                               (A Development stage Company)

                       Unaudited Statements of Operations
                                      Three         Three          Nine          Nine                 Inception
                                      Months        Months         Months        Months           (9/24/99) to
                                      Ended 9/30/05 Ended 9/30/04  Ended 9/30/05 Ended 9/30/04         9/30/05
Revenue:
 Commissions                         $      0       $      0       $      0      $        0           $ 11,397
 Consulting                                 0              0              0               0              4,881
Total Revenue                               0              0              0               0             16,278
Less:
 Consulting Expense                         0              0              0           4,000              4,000
 Commission Expense                         0              0              0               0              6,962
 Interest Expense                           0              0              0               0              9,143
Administrative Expenses                 2,105          4,066         13,123           8,632             41,469
Stock Registration
    Expense                                 0              0              0               0              5,119
Total General and
Administrative Expenses                 2,105          4,066         13,123          12,632             66,693

Net Loss                             $ (2,105)     $ ( 4,066)     $ (13,123)     $(  12,632)          $(50,415)
Loss Per Shares                      $ (  .00)     $ (   .00)     $ (   .00)     $(     .00)          $(   .01)
Weighted Average Shares
    Outstanding                     5,981,150      4,981,150      5,647,817       4,933,920          4,923,483


                                             See Notes to Financial Statements

                     Credit One Financial, Inc.
                (A Development Stage Company)

              Unaudited Statements of Cash Flows


                                     Nine     Nine     Cumulative
                                     Months   Months   From
                                     Ended    Ended    Inception
                                     9/30/05 9/30/04  To 9/30/05

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                           ($13,123)($12,632)   ($50,415)
Adjustments to reconcile net
loss to cash from operations-
Non-Cash Consulting fees paid
     with common stock                    0    4,000       4,000
Non-cash legal fees paid
     with Common Stock                    0        0       2,500
Non-cash expenses contributed           225      225       7,105
Change in balance of-
Loans Receivable                          0      160           0
Accounts Payable                   (  1,595)                   0
Security Deposits                        90        0        (200)
  Net Cash Used by Operations      ( 14,403)  (8,247)   ( 37,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock Issued                       0    2,240       5,981
Change in Loans from Shareholders    16,718      186      14,692
Additional Capital Contributed
     by Stockholder                       0    5,400      18,664
Net Cash Provided by
     Financing Activities            16,718    7,826      39,337

Increase (Decrease) in Cash           2,315   (  421)      2,327
Beginning Cash Balance                   12    1,128           0
Ending Cash Balance                 $ 2,327   $  707     $ 2,327


Supplemental Disclosures:
     Interest Paid                        0       0     $ 9,143
     Income Tax Paid                      0       0           0



               See Notes to Financial Statements



                                                     Credit One Financial, Inc.
                                                    (A Development Stage Company)
                                         Unaudited Statement of Changes in Stockholders' Equity (Deficit)
                                       Cumulative from Inception, September 1999, thru September 30, 2005

                                                                                                 Deficit
                                                                                                 Accumulated  Stock-
                                                    Common    Common   Additional   Stock        During The   holders'
                                                    Stock     Stock    Paid In      Subscription Development  Equity
                                                    Shares    Amount   Capital      Receivable   Stage       (Deficit)

Founders Shares purchased for cash,
@ $.00222/share November 29, 2001                 4,500,000  $  4,500   $   5,500                            $ 10,000
Net Loss for the Year Ended December 31, 2001                                                      ($9,786)   ( 9,786)
Balance, December 31, 2001                        4,500,000     4,500       5,500                   (9,786)       214
Officer's Loan contributed to Capital                                         700                                 700
Shares sold for cash @ $.04/share on:
October 10, 2002                                     12,000        12         468                                 480
October 15, 2002                                      6,000         6         234                                 240
October 23, 2002                                      6,000         6         234                                 240
November 9, 2002                                     12,000        12         468                                 480
December 29, 2002                                    52,500        53       2,048                               2,101
Net Loss for the Year ended December 31, 2002                                                       (1,244)    (1,244)
Balance, December 31, 2002                        4,588,500     4,589       9,652                  (11,030)     3,211
Shares sold for cash @ $.04/share on:
January 24, 2003                                     15,000        15         585                                 600
March 7, 2003                                        12,000        12         468                                 480
March 26, 2003                                       15,000        15         585                                 600
April 25, 2003                                        9,000         9         351                                 360
                                                                                                  Deficit
                                                                                                  Accumulated  Stock-
                                                     Common    Common  Additional    Stock        During The   holders'
                                                     Stock     Stock   Paid In       Subscription Development  Equity
                                                     Shares    Amount  Capital       Receivable   Stage       (Deficit)

April 26, 2003                                        6,000         6         234                                 240
April 28, 2003                                        6,000         6         234                                 240
April 29, 2003                                        9,000         9         351                                 360
May 5, 2003                                           6,000         6         234                                 240
May 7, 2003                                          26,700        27       1,041                               1,068
May 12, 2003                                          6,000         6         234                                 240
June 4, 2003                                          4,200         4         164                                 168
September 24, 2003                                   92,000        92       3,588                               3,680
November 7, 2003                                     50,250        50       1,960                               2,010
November 28, 2003                                    42,000        42       1,638                               1,680
Non-Cash Expenses Contributed by Officers                                     379                                 379
Legal Fees paid By issuing Shares valued
at $.04/share on March 27, 2003                      62,500        62       2,438                               2,500
Officer's Shares Redeemed, by reducing Note
Payable due from Officer valued
at $.04/share on December 31, 2003                 (125,000)     (125)     (4,876)                             (5,001)
Net Loss for the Year ended December 31,2003                                                      (11,624)    (11,624)
Balance, December 31, 2003                        4,825,150     4,825      19,260                ( 22,654)      1,431
Officer's Loans Contributed to Capital                                      7,400                               7,400
Non-cash Expenses Contributed By Officers                                     300                                 300
Shares Sold For cash @ $0.04/share on:
February 11, 2004                                     6,000         6         234                                 240
June 30, 2004                                        50,000        50       1,950                               2,000
                                                                                                Deficit
                                                                                                Accumulated    Stock-
                                                  Common    Common    Additional  Stock         During The     Holders'
                                                  Stock     Stock     Paid In     Subscription  Development    Equity
                                                Shares    Amount    Capital     Receivable    Stage           (Deficit)


Non-cash Expenses Paid by issuing Shares
valued at $.04/share on February 4, 2004          100,000       100       3,900                                  4,000
Net Loss for the Year Ended December 31, 2004                                                     (14,638)     (14,638)
Ending Balance December 31, 2004                4,981,150     4,981      33,044                   (37,292)         733
Shares sold to Officers by Subscription
at $.04/share on March 30, 2005                 1,000,000     1,000      39,000      (40,000)
Non-Cash Expense contributed by Officers                                    225                                    225
Net Loss for the Nine Months Ended
September 30, 2005                                                                                (13,123)     (13,123)
Ending Balance September 30, 2005               5,981,150   $ 5,981     $72,269     ($40,000)    ($50,415)    $(12,165)




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

Provision for Income Taxes
Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately $50,000 in net operating losses as of September 30, 2005, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods.

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


NEW NOTE 3 - RESTATEMENT OF PRIOR FORM 10-QSB FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2005

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

ITEM 2

Management's Discussion and Analysis or Plan of Operation

     (a) Plan of Operation.
To date, the Company has had no revenue from operations pursuant to its plan of operation. As of September 30, 2005, the Company had Assets of $2,527 and a total Deficit during the development stage of $50,415. The revenues earned from the inception, September 24, 1999 through September 30, 2005 totaled $16,278. The revenue earned for the nine months ended September 30, 2005 and September 30, 2004 was $0. Since the previous revenues earned were from commissions , the change was due solely to the availability of such revenue and was not due to a trend.

The expenses incurred from inception, September 24, 1999 through September 30, 2005 totaled $66,693. The expenses incurred for the nine months ended September 30, 2005 and September 30, 2004 were $13,123 and $12,632, respectively. These expenses were for general and administrative expenses incurred as costs to produce the earned revenue.

The expenses incurred for the three months ended September 30, 2005 and September 30, 2004 were $2,105 and $4,066, respectively.
These expenses were for general and administrative expenses incurred as a cost to produce the earned revenue.

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

Signature                 Title                        Date

/s/ James H. Bashaw     President, Chief Executive
                        Officer and Director   February 28, 2006
James H. Bashaw         (Principal Executive Officer)

/s/Richard R. Cook      Chief Financial Officer,
                        Treasurer, Secretary and
Richard R. Cook         Director(Principal     February 28, 2006
                        Financial Officer)







CERTIFICATIONS

I, James H. Bashaw, certify that:

1. I have reviewed the three month statement ended September 30, 2005 on Form 10-QSB/A of Credit One Financial, Inc.

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


Date: February 28, 2006


/s/ James H. Bashaw
James H. Bashaw, Chairman of the Board, President, Chief
Executive Officer



























CERTIFICATIONS

I, Richard R. Cook, certify that:

1. I have reviewed the three month statement ended September
30,2005 on Form 10-QSB/A of Credit One Financial, Inc.;

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


Date: February 28, 2006


/s/ Richard R. Cook
Richard R. Cook, Chief Financial Officer, Treasurer, Secretary
and Director(Principal Financial Officer)



























Exhibit 99



Certification of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

James H. Bashaw does hereby certify that the Quarterly Report of Credit One Financial, Inc. on Form 10-QSB(A) for the nine months ended September 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 28, 2006


/s/ James H. Bashaw
James H. Bashaw, Chairman, President and Chief Executive Officer




---------------------------------------------------------------
Certification of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Richard R. Cook, does hereby certify that the Quarterly Report of Credit One Financial, Inc. on Form 10-QSB(A) for the nine months ended September 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 28, 2006


/s/ Richard R. Cook
Richard R. Cook, Vice President and Chief Financial Officer