Form 10KSB
period 2005-12-31
CREDIT ONE FINANCIAL INC
filed 2006-02-28
CIK 1201135

UNITED  STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-KSB

XX  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
               For the fiscal year ended  December 31, 2005

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

   Common Stock, Par Value $0.001 Over The Counter Bulletin Board

Check whether the issue (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject filing requirements for the past 90 days. Yes XX No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act) Yes X   No

The issuer's revenue for the fiscal year ended December 31, 2005 was $ 0.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days.

The Over The Counter Bulletin Board quotation as of the close of business December 30, 2005 was Bid $0.20, Ask $0.39 per share.

The number of shares outstanding of the issuer's common stock as of December 31, 2005 was 5,981,150 shares. The Company has no non-voting stock.

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

The Company was formed for the purpose of raising the necessary funds for purchasing, servicing, rewriting and reselling of non-performing (defaulted) unsecured credit card portfolios to be acquired from financial institutions. However, since its inception, the Company, on a limited basis, has derived its income from business consulting and transactions' brokerage. It has performed consultations regarding the financing of small commercial properties. It has brokered the financing of business notes, equipment leasing, factoring, ship's mortgages and commercial property. Such activity was provided as revenue to the Company by James H. Bashaw, President, only when it became available and not on a steady basis. These activities provided the Company with $16,278 in accumulated revenue from October 2000 to December 31, 2005. Most of the revenue, $9,782, was produced in 2001. To date the Company has had no revenue from operations pursuant to its plan of operation. As of December 31, 2005, The Company had assets of $1,266 and it's deficit accumulated during the development stage was $54,051.

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

     Distribution Methods of Products or Services.

The published amount of charged-off consumer credit card debt as of December 2005 for the years 2002, 2003, 2004 and 2005 is $186 billion. The charged off market has soared from $20 billion in 1998 to its current level. This information was published in a feature article "Debt Sales, A Learning Curve for Debt Buyers" in Collections and Credit Risk magazine, December, 2005. This debt is spread over all age categories of credit card debt from fresh charge off to about four years old. It is possible to purchase any age category of credit card debt simply by being specific as to what you want to purchase. This refers to 1) approximate portfolio face amount, 2) Classification (ie., zero agency or other), 3) average account size, 4) state or region where originated, 5)recently scrubbed for bankrupt accounts and deceased debtors, 6) no debtors that are in college and 7) approximately what discount from face it will pay. A buyer typically would require a review of the accounts before purchase through the use of a confidentiality agreement, which protects the seller. A buyer can reject any portfolio offered. (The Company intends to purchase portfolios that are readily available over the internet being offered by a combination of debt buyers and sellers, debt brokers and debt resellers.) There are many other sources. The buyer is sent a listing of various portfolios available every week over the internet from DebtNews@Collectionindustry.com. A buyer can perform full due diligence prior to purchase and that comes with guarantees from the buyer that the account debtors are not deceased or in bankruptcy, already paid previously or erroneous information is given on accounts, those accounts can be returned to the seller for reimbursement of the original cost or replaced with additional accounts. There is almost no competition when buying small portfolios (less than $100,000, because they are readily available to purchase.) Competition is present when purchasing large portfolios upwards of $100 million of face value.

Our research indicates and the Company believes that newly charged off credit card accounts(a portfolio)can be purchased for approximately 10% (or less)of the face amount(balance)of the accounts and when all collection activities of the Company have been completed, the total gross return will be from 15% to 20% of face. Example: A portfolio with a face amount of $100,000 is purchased for $10,000. After all the "collection activity" is complete, the gross amount collected will be $15,000 to $20,000. Therefore, the gross amount collected, or expected return is 150% to 200% of the cost. "Collection Activity" includes collections from the debtors, proceeds from the sale of re-performing accounts and the sale of accounts deemed not collectable at the time of sale.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was a special shareholders meeting on March 30, 2005. The shareholders voted to increase the authorized shares in the corporation from 10 million to 110 million shares, an additional authorization of 100 million shares.




                            PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Spartan Securities of St. Petersburg, Florida agreed with the Company to seek permission to quote the Company's stock on the Over-the-Counter Bulletin Board. This request was made in June 2005. The NASD assigned the trading symbol COFI to the Company on November 10, 2005. The Company's stock commenced trading on December 27, 2005 on the Over-the-Counter Bulletin Board.

Now that a market exists for the Company's stock the Company will determine what steps need to be taken to raise the equity capital needed to implement the corporate business plan.
The common stock of the Company is now traded on the Over-the-Counter Bulletin Board under the trading symbol COFI. Initially, Spartan Securities of St. Petersburg, Florida requested permission to quote the stock for sale and submitted the final Form 211 requesting a bid and ask price of $0.20-$.35 per share from the NASD, which "pricing was approved on December 28, 2005." Stock trading commenced on December 27, 2005. The Company's transfer agent is Island Stock Transfer of St. Petersburg, Florida. The total number of security holders of the Company's stock is 54 as of December 31, 2005. The high sales price for the issue of shares was $1.02, which occurred on December 27, 2005, and the low sales price for the issue of shares was $0.39, which occurred on December 30, 2005. The high bid was $0.30 per share on December 28, 2005 and the low bid was $0.20 per share on December 30, 2005

The source of the high and low bid information is the Bulletin Board Quotation System. The quotations reflect inter/dealer prices without retail markup, mark-down or commission and may not represent actual transactions. The Company has only one class of stock and there are 55 holders of shares of the Company's common stock. The Company has never declared any dividends.

The following stock sales have previously been reported by the issuer as recent sales of unregistered stock.

Sale of stock subsequent to the effective date of Form 10SB
(August 25, 2003).

However, it was the Company's position with the Securities and Exchange Commission that by registering in the State of Nevada, a state which requires disclosure, and by furnishing all stock purchasers in regards to the stock issue pursuant to the SEC releases 6949 and 7644 all of the Company's then authorized 10 million shares of stock became registered stock. The issuer will continue to report the following sales as having occurred after the effective date of the form 10-SB (August 25, 2003).

During the period beginning August 26, 2003 through December 31,
2003, the Company sold 92,250 shares of authorized but unissued shares of common stock at $0.04 per share for $3,690 to private individuals.

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

On February 4, 2004, the Company paid non-cash expenses by issuing 100,000 shares of authorized but unissued common stock at $ 0.04 per share to Go Public First, Inc. (and its assigns) in accordance with the corporate finance and regulatory advising services agreement that the Company entered into with Go Public First, Inc. dated January 23, 2004. Go Public First, Inc. has no affiliations with Credit One Financial, Inc.

During the period beginning July 1, 2004 through December 31,
2005, the company did not sell or issue any authorized but unissued stock.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.

     (a) Plan of operation.

The revenues earned from the inception, September 24, 1999, through December 31, 2005 totaled $16,278. The revenues earned were from commissions and consulting and due solely to the availability of such revenue and was not due to a trend. The revenue earned in the years ended December 31, 2005 and 2004 were $0.

The expenses incurred from inception, September 24, 1999, through December 31, 2005 totaled $70,329. The expenses incurred for the years ended December 31, 2005 and December 31, 2004 were $16,760 and $14,637, respectively.

The revenues earned from inception, September 24, 1999, through December 31, 2005 were derived from commissions on brokerage transactions, including commissions on factoring and commercial mortgage loans and financial consulting regarding commercial mortgage loans. It is not known whether such earned revenue will continue in the future as the management of the Company intends to direct its efforts toward acquiring equity funding in order to put the business plan into action. The Company believes that its future earned income will be derived from the collection of non-performing credit card debt and the sale of non-performing and re-performing credit card debt.

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

The Company has attempted to raise funds for its stated purpose by two different methods previously. 1)The Company has attempted to attract private placement investment by discussions with individual potential investors. These negotiations have proved unsuccessful. 2)The Company has tried to sell its stock with the use of Regulation D, Rule 504. The Company sold some of its stock through its own effort to various individuals. The Company believes now, with its Form 10-KSB filing it can attract smaller investments from a wider public population. Although the Company was formed on September 24, 1999, it did not develop its business plan until July 2001. The Company has diligently strived to raise equity capital. It has not yet implemented its plan nor began operations because it has not yet been successful in raising the equity capital necessary to implement the plan.

Spartan Securities of St. Petersburg, Florida agreed with the Company to seek permission to quote the Company's stock on the Over-the-Counter Bulletin Board. This request was made in June 2005. The NASD assigned the trading symbol COFI to the Company on November 10, 2005. The Company's stock commenced trading on December 27, 2005 on the Over-the-Counter Bulletin Board.

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

THIS FILING CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL EVENTS AND RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THE FOLLOWING RISK FACTORS AND ELSEWHERE IN THIS FILING.

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

Risk Factors

     THE SHARES OF CREDIT ONE FINANCIAL, INC. ARE HIGHLY SPECULATIVE, INVOLVE A HIGH DEGREE OF RISK AND SHOULD BE PURCHASED ONLY BY PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT. THIS FILING CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL EVENTS AND RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THE FOLLOWING RISK FACTORS AND ELSEWHERE IN THIS FILING. INVESTMENT IN THE SHARES OF CREDIT ONE FINANCIAL, INC. INVOLVES A HIGH DEGREE OF RISK. PROSPECTIVE INVESTORS IN THESE SHARES SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REGISTRATION.

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

     Dependence on Key Personnel. The Company has been significantly dependent on the services of Mr. James H. Bashaw, Chairman, President, and Richard R. Cook, Secretary, Treasurer, in the past. In the future, the Company will be significantly dependent upon any future employees of the Company for the continued development of the Company's services. The loss of services of senior management could have a substantial adverse effect on the Company. The expansion of the Company's business will be largely contingent on its ability to attract and retain highly qualified corporate and operations level management team. There is no assurance that the Company can find suitable management personnel or will have financial resources to attract or retain such people if found.

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

     Common Stock has no Trading History. Until December 2005, there was no public market for the Company's common stock. The Company's common stock had never been traded through any public market or quoted on any public exchange. There was no market price and no operating results. The Company obtained a broker to make a market in the Company's stock through the pink sheets. There is no way to predict that a market can be established in the Company's stock or if one is established, what the market price of the Company's market price will be.

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

ITEM 7.   FINANCIAL STATEMENTS.

To The Board of Directors of Credit One Financial, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheet of Credit One Financial, Inc., a development stage company, as of December 31, 2005 and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The inception to date amounts through December 31, 2003 were audited by another auditor, whose report dated March 14, 2004 on the 2003 financial statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Credit One Financial, Inc. as of December 31, 2005 and the results of its operations, changes in stockholders' equity and cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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


S/ Berman Hopkins Wright & Laham, CPAs, LLP
Winter Park, Florida
February 24, 2006

                   Credit One Financial, Inc.
                 (A Development Stage Company)

                         Balance Sheet
                    As of December 31, 2005


Assets
Cash in Bank                                       $ 1,066
Total Current Assets                                 1,066

Other Assets
Security Deposits                                      200

Total Assets                                       $ 1,266




Liabilities & Stockholders' Equity
Liabilities:                                       $     0
Stockholders' Equity:
Common stock, authorized 110,000,000 shares,
$.001 par value, 5,981,150 shares
issued and outstanding                               5,981
Stock Subscriptions Receivable                     (23,008)
Additional Paid In Capital                          72,344
Deficit Accumulated during
Development Stage                                  (54,051)
Total Stockholders' Equity                           1,266
Total Liabilities & Stockholders' Equity           $ 1,266














See independent auditor's report and notes to financial statements.



                   Credit One Financial, Inc.
                 (A Development Stage Company)

                    Statements of Operations
          For The Years ended December 31, 2005 & 2004
                 and Cumulative from Inception


                                                   Cumulative
                                                   From Inception
                              2005       2004      To 12/31/05
Revenue:
 Commissions                    $0        $  0       $11,397
 Consulting                      0           0         4,881
 Total Revenue                   0           0        16,278

Expenses:
 Consulting Expense              0       4,000         4,000
 Commission Expense              0           0         6,962
 Interest Expense                0           0         9,143
 Stock Registration Expense      0           0         5,119
 General & Administrative
      Expense               16,759      10,638        45,105
 Total Expenses             16,759      14,638        70,329

 Net Income (Loss)        ($16,759)   ($14,638)     ($54,051)

 Net Loss Per Share        $ 0.00       $0.00        ($0.01)

 Weighted Average of
 Shares Outstanding      5,734,575   4,946,076     4,973,076


See independent auditor's report and notes to financial statements.















                                                     Credit One
Financial, Inc.
                                                    (A
Development Stage Company)
                                            Audited Statement of
Changes in Stockholders' Equity
                                       Cumulative from Inception,
September 1999, thru December 31, 2005



                              Deficit

                              Accumulated
                                                    Common
Common   Additional   Stock        During The   Stock-
                                                    Stock
Stock    Paid In      Subscription Development  holders'
                                                    Shares
Amount   Capital      Receivable   Stage        Equity


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

                               Deficit

                               Accumulated
                                                     Common
Common  Additional    Stock        During The   Stock-
                                                     Stock
Stock   Paid In       Subscription Development  holders'
                                                     Shares
Amount  Capital       Receivable   Stage        Equity


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

                                Deficit

                                Accumulated
                                                     Common
Common  Additional    Stock         During The   Stock-
                                                     Stock
Stock   Paid In       Subscription  Development  holders'
                                                     Shares
Amount  Capital       Receivable    Stage        Equity



Non-cash Expenses Paid by issuing Shares
valued at $.04/ share on February 4, 2004          100,000
100      3,900                                  4,000
Net Loss for the Year Ended December 31, 2004
                               (14,638)     (14,638)
Ending Balance December 31, 2004                  4,981,150
4,981    33,044                   (37,292)         733
Shares sold to Officers by Subscription
at $.04/share on March 30, 2005                   1,000,000
1,000    39,000      (40,000)
Partial Payment of Stock Subscription Receivable
by cancelling Notes Payable to Officers
                   16,992                    16,992
Non-Cash Expense contributed by Officers
         300                                    300
Net Loss for the Year Ended December 31, 2005
                               (16,759)     (16,759)
Ending Balance December 31, 2005                  5,981,150   $
5,981   $72,344     ($23,008)    ($54,051)     $ 1,266





                                        See Notes to Financial
Statements




                   Credit One Financial, Inc.
                 (A Development Stage Company)

                    Statements of Cash Flows
          For The Years ended December 31, 2005, 2004
                  and Cumulative from Inception
                                                     Cumulative
                                                   From Inception
                                   2005      2004   To 12/31/05

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                        ($16,759) ($14,638) ($ 54,051)
Adjustments to reconcile net
income to cash from operations:
Non-cash consulting fees paid
with Common Stock                      0     4,000      4,000
Non-cash legal fees paid
with Common Stock                      0         0      2,500
Non-cash expenses contributed        300       300      7,179
Change in balance of:
Accounts Payable                  (1,595)    1,595          0
Loans Receivable                       0       160          0
Security Deposits                     90         0       (200)
  Net Cash Used by Operations    (17,964 )  (8,583)   (40,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock Issued                    0     2,240     22,456
Change in Loans to Shareholder 19,018 (2,173) 11,782 Additional Capital Contributed
by Stockholder                         0     7,400      7,400
Net Cash Provided by
Financing Activities              19,018     7,467     41,638

Increase (Decrease) in Cash        1,054    (1,116)     1,066
Beginning Cash Balance                12     1,128          0
Ending Cash Balance           $    1,066    $   12     $1,066
Significant Non-cash Activities:
Notes received from officers
for Common Stock              $   40,000    $    0   $ 40,000
Payment of Notes Payable to
officers by reducing Notes
Receivable from officers      $  (16,992)   $    0   $(16,992)
Redemption of Stock Applied
to Shareholder Loan           $        0    $    0   $  5,000
Supplementary Disclosures
Interest Paid                 $        0    $    0   $  9,143
Income Taxes Paid             $        0    $    0   $      0
    See independent auditor's report and notes to financial
                          statements.
CREDIT ONE FINANCIAL, INC.
(A Development Stage Company)
Notes to Financial Statements
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations

The Company was incorporated in the State of Florida on September 24, 1999. The Company is presently engaged in market research regarding the cost and availability of non-performing credit card debt portfolios. It is also engaged in research regarding the current market price for re-performing portfolios as well as the market prices offered for portfolios deemed non-collectable at the time of sale. The Company continues to review resumes of potential collectors. The Company is exploring avenues for raising capital in order to put its business plan into effect. Through December 31, 2005, the Company has had no revenue from operations pursuant to its plan of operation.

At its inception on September 24, 1999, the Company was authorized to have outstanding 1,000 shares of common stock at $1.00 par value per share. On November 29, 2001, the Company amended its Articles of Incorporation, Article III Capital Stock, to authorize the maximum number of shares to have outstanding at any one time to be 10,000,000 shares of common stock having a par value of $0.001 per share. At the same time, the Company deleted
Article VI - Preemptive Rights. On March 30, 2005, the Company amended its Articles of Incorporation, Article III Capital Stock to authorize the maximum number of shares to have outstanding at any one time to be 110,000,000 shares of common stock having a par value of $0.001 per share

Revenue Recognition
The Company will recognize revenue for purchased nonperforming receivables in accordance with AICPA Practice Bulletin 6 which requires that any amounts received be first applied against the recorded amount (cost) of the portfolio and when that amount has been reduced to zero, any additional amounts received are recognized as income ("Cost Recovery Method").

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Financial Instruments
The Company's short-term financial instruments consist of cash and cash equivalents. The carrying amounts of these financial instruments approximates their fair values due to their short-term maturities. Financial instruments that potentially subject the Company to risk consist of bank balances. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leverage derivative financial instruments.

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

Provision for Income Taxes
Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately $50,051 in net operating losses as of December 31, 2005, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods.

Earnings Per Share
Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. The Company has no stock options, warrants or other potentially dilutive instruments outstanding at December 31, 2005.




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

ITEM 8.   CHANGES IN AN DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company reported the following information of Form 8-KA on November 21, 2005:

The Registrant's predecessor auditor, Robert N Clemons, CPA, PA,a sole practitioner, died suddenly and unexpectedly of a heart attack at his home on September 23, 2005.


The Registrant is unable to procure a letter from Mr. Clemons as required by Item 304(a)(3) of Regulation S-B because he is dead.

The Registrant was unable to disclose to the predecessor any disagreements with him because it had no disagreements with him and he is dead.

There were no adverse opinions or disclaimers of opinion or modifications as to uncertainty, audit scope or accounting principals from the predecessor auditor, Robert N Clemons, CPA,PA.

There were never any disagreements with the predecessor auditor on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure.

On October 31, 2005, the Board of Directors of the Registrant issued a Letter of Engagement to Berman Hopkins Wright & Laham CPA's, LLP, 480 N. Orlando Ave., Suite 218, Winter Park, FL 32789 for them to conduct the quarterly review for the quarter ended September 30, 2005 and annual audit for the year ended December 31, 2005.

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

ITEM 8B OTHER INFORMATION

Reports on Form 8-K

Spartan Securities of St. Petersburg, Florida agreed with the company to seek permission to quote the Company's stock on the Over-the-Counter Bulletin Board. This request was made in June 2005. The NASD assigned the trading symbol COFI to the Company on November 10, 2005. The Company's stock commenced trading on December 27, 2005 on the Over-the-Counter Bulletin Board. Initially, Spartan Securities Group, Ltd.of St. Petersburg, Florida requested permission to quote the stock for sale and submitted the final Form 211 requesting a bid and ask price of $0.20-$.35 per share from the NASD, which "pricing was approved on December 28, 2005." Stock trading commenced on December 27, 2005. The Company's transfer agent is Island Stock Transfer of St. Petersburg, Florida.




                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a) Identification of Directors:

  Name                  Age       Position Held with Company
_______________________________________________________________

James H. Bashaw          69             Director
Richard R. Cook          60             Director

Identification of Officers:

Name                    Age       Position Held with Company
_______________________________________________________________

James H. Bashaw          69   President
Richard R. Cook          60   Secretary, Treasurer

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

Mr. Bashaw acted as a self-employed independent contractor between August 1993 and April 1996. He specialized in buying and selling mortgage notes and brokering factoring and equipment leasing. In April 1996, he joined Signature Funding Group to continue the same activities and to process mortgage loans. In January 1997, he obtained a Florida Mortgage Brokers License and began to originate mortgage loans on residential and commercial properties. Signature Funding group changed its name to American Note and Mortgage, Inc. in August 1998. Mr. Bashaw did not hold any titles with either Signature Funding Group or American Note and mortgage. It retained the same office location and facilities. Mr. Bashaw continued to keep his license with that company until December 2002. (He also held a Florida Mortgage Brokers License from January 1985 to August 1989). He left the mortgage brokerage industry for a four-year term of employment with an electronic distributor in Pompano Beach, Florida where he functioned as a manufacturer's representative covering the Northern half of Florida until August 1993.

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

Mr. Cook has been a solo practitioner most of his legal career.
He currently has a partnership arrangement with Richard Kane. The
Law firm name is Kane and Cook. Mr. Cook's law practice consists primarily of wills, trusts, corporations and commercial litigation, securities and estate planning.

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

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
________________________________________________________________
Title of Class     Name and Address    Amount and Nature  Percent
                 of Beneficial Owner  of Beneficial Owner
_________________________________________________________________
Common stock    James H. Bashaw         2,637,500         44.10 %
                2980 Lockwood Blvd.
                Deltona, FL 32738

Common stock    Richard R. Cook         2,637,500         44.10 %
                2253 River Ridge Road
                DeLand, Florida  32720

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

Common Stock      Mr. James H. Bashaw         2,643,500   44.20 %
                  President and Director
                  2980 Lockwood Blvd.
                  Deltona, FL 32738
                  Including 6,000 shares
                  Sold to Renay Bashaw,
                  His daughter

Common stock      Mr. Richard R Cook          2,637,500   44.10 %
                  Secretary and Director
                  2253 River Ridge Road
                  DeLand, Florida  32720

Common stock      Officers and Directors      5,281,000   88.30 %
                  as a group

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Due to a change in the rules prohibiting Shell companies from registering stock in an employee stock option plan on Form S-8, on November 22, 2005, James H. Bashaw, President of Credit One Financial, Inc., transferred 50,000 shares of common stock to Island Capital Management, LLC as a companion transaction to the transfer of 50,000 shares of common stock by Richard R. Cook, Chief Financial Officer, to Island Capital Management, LLC in discharge of the Company's obligations entered into on May 23, 2005 for transfer agency services.

The Company has not and will not reimburse the officers for their stock.

Neither the Company nor any of the Company's officers are related with Island Capital Management, LLC in any manner or with any of Island Capital Management, LLC officers, directors or agents.

ITEM 13.   EXHIBITS

Index of Exhibits




                    INDEX TO EXHIBITS

3(i) A   Articles of Incorporation
3(i) B   Amended Articles of Incorporation
3(ii)    By-laws

Incorporated by reference from Form 10SB filed June 25, 2003.

99       Certification by Chief Executive Officer            41
99       Certification by Chief Financial Officer            41



ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Berman, Hopkins, Wright & Laham, CPA's, LLC, "Berman" audited the
Company's 2005 financial statements and re-audited the Company's
2004 financial statements, which were originally audited by Robert N. Clemons, CPA, PA ("Clemons").

Fees related to audit services performed in 2005 and 2004 were as follows:

                         2005         2004
Audit Fees (1)        $ 7,825      $ 5,504
Audit Related Fees        -0-          -0-
Tax Fees                  -0-          -0-
All Other Fees            -0-          -0-

Total                 $ 7,825      $ 5,504

(1)Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements. The 2005 fees were paid to Berman $1,760 and Clemons $6,035. The 2004 fees were all paid to Clemons.

The Audit Committee, comprised of James H. Bashaw (Chairman) and Richard R. Cook has reviewed and discussed with Berman the audited financial statements of the Company contained in the Company's Annual Report on Form 10-KSB for the Company's 2005 fiscal year. The Audit Committee has also discussed with Berman the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section
380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

The Audit Committee has received and reviewed the written disclosures and the letter from Berman required by Independence
Standards Board Standard No. 1 (Independence Discussions with
Audit Committees), and has discussed with Berman its independence from the Company.

The Audit Committee has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company''s Annual Report on Form 10-KSB for its 2005 fiscal year for filing with the SEC.

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

The Audit Committee pre-approved all of the fees described above.

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

/s/Richard R. Cook

Richard R. Cook, Chief Financial Officer, Treasurer, Secretary and Director(Principal Financial Officer)






























Exhibit 99



Certification of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

James H. Bashaw does hereby certify that the Annual Report of Credit One Financial, Inc. on Form 10-KSB for the 12 months ended December 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 28, 2006

/s/ James H. Bashaw
Chairman, President and Chief Executive Officer




---------------------------------------------------------------
Certification of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Richard R. Cook, does hereby certify that the Annual Report of Credit One Financial, Inc. on Form 10-KSB for the 12 months ended December 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 28, 2006

/s/ Richard R. Cook
Vice President and Chief Operating Officer