Form 10QSB/A
period 2005-03-31
CREDIT ONE FINANCIAL INC
filed 2006-03-24
CIK 1201135

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                   FORM 10-QSB(A) Amendment 2

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













Explanatory Notes

This Amendment No.2 on Form 10-QSB(A) of Credit One Financial,
Inc. is being filed for the following reasons:

1. The Issuer has amended its 2005 10-KSB to include the restatement of the 2004 financial statements with all disclosures necessary under APB 20. Please see note 5 to the financial statements for more information on the 2004 restatement and for other amendments made to financial statements and disclosures.










































                   CREDIT ONE FINANCIAL, INC.
                 (A Development Stage Company)
                         Balance Sheets

                                      Unaudited      Audited
                                      March 31,      December 31,
                                      2005           2004
                                      (as restated) (as restated)
                              ASSETS

Cash                                    $     56       $      12

Security Deposits                            290             290

Loans to Officers, Net                         0           2,026

Total Current Assets                    $    346        $  2,328
                                         =======          ======

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:

     Accounts Payable                   $   2,384       $  1,595

     Loans from Officers                      174              0

     Total Current Liabilities              2,558          1,595

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
                                           ======         ======

             See Notes to Financial Statements

                   CREDIT ONE FINANCIAL, INC.
                 (A Development stage Company)

               Unaudited Statements of Operations



                         Three          Three          Inception
                         Months         Months         (9/24/99)
                         Ended 3/31/05  Ended 3/31/04  to 3/31/05
                                        (as restated)
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








               See Notes to Financial Statements
                   Credit One Financial, Inc.
                 (A Development Stage Company)

               Unaudited Statements of Cash Flows


                                   Three     Three    Cumulative
                                   Months    Months   From
                                   Ended     Ended    Inception
                                   3/31/05   3/31/04  To 3/31/05
                                            (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                          ($3,020)  ($6,697)   ($40,312)
Non-cash consulting fees paid
     with common stock                  0     4,000       4,000
Non-cash legal fees paid
     with Common Stock                  0         0       2,500
Non-cash expenses contributed          75        75       6,955
Change in balance of-
Loans Receivable                        0       160           0
Security Deposits                       0         0     (   290)
Accounts Payable                      789         0       2,384
  Net Cash Used by Operations     ( 2,156)  ( 2,462)   ( 24,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock Issued                     0       240      22,456
Cash Loans from Shareholders        2,200         0      (5,037)
Additional Capital Contributed
     by Stockholder                     0     1,300       7,400
Net Cash Provided by
     Financing Activities           2,200     1,540      24,819

Increase (Decrease) in Cash            44     ( 922)         56
Beginning Cash Balance                 12     1,128           0
Ending Cash Balance                $   56    $  206     $    56










               See Notes to Financial Statements





                                                     Credit One Financial, Inc.
                                             (A Development Stage Company)
                           Unaudited Statement of Changes in Stockholders' Equity (Deficit)
                            Cumulative from Inception, September 1999, thru March 31, 2005

                                                                                                 Deficit
                                                                                                 Accumulated  Stock-
                                                    Common    Common   Additional   Stock        During The   holders'
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


                                                                                           Deficit
                                                                                                  Accumulated  Stock-
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


                                                                                                Deficit
                                                                                                Accumulated  Stock-
                                                  Common    Common    Additional  Stock         During The   holders'
                                                  Stock     Stock     Paid In     Subscription  Development  Equity
                                                  Shares    Amount    Capital     Receivable    Stage        (Deficit)


Non-cash Expenses Paid by issuing Shares
valued at $.04/share on February 4, 2004
     (as restated)                                100,000       100       3,900                                  4,000
Net Loss for the Year Ended December 31, 2004
     (as restated)                                                                                (14,638)     (14,638)
Ending Balance December 31, 2004 (as restated)  4,981,150     4,981      33,044                   (37,292)         733
Shares sold to Officers by Subscription
at $.04/share on March 30, 2005                 1,000,000     1,000      39,000      (40,000)
Non-Cash Expense contributed by Officers                                     75                                     75
Net Loss for the Three Months Ended
March 31, 2005                                                                                    ( 3,020)     ( 3,020)
Balance March 31, 2005                          5,981,150   $ 5,981     $72,119     ($40,000)    ($40,312)     ($2,212)





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

Revenue Recognition
The Company will recognize revenue from purchased nonperforming receivables in accordance with AICPA Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Under this SOP, purchased nonperforming receivables will initially be recorded at their purchase price. The difference between cash flows expected at the time the nonperforming receivables are acquired and their purchase price will be recognized as income over the life of the receivables. Future expected increases in cash flows will be recognized as interest income over the life of the receivables and expected reductions in cash flows will be recognized as asset impairments.

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

NOTE 3 - RESTATEMENT FORM 10-QSB FOR THE THREE MONTHS ENDED MARCH
31, 2005
The Company reclassified the Stock Subscription Receivable from Current Assets to Stockholders' Equity (Deficit) to be consistent with SAB Topic 4:E guidance. The impact of the reclassification was to decrease Current Assets and Stockholders' Equity (Deficit) by $40,000. The restatement had no impact on loss per share.

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

NOTE 5- SECOND RESTATEMENT OF FORM 10QSB FOR THE THREE MONTHS
ENDED MARCH 31, 2005

In February 2004, the Company issued 100,000 shares of its common stock to an independent consultant with no affiliation to the Company or its officers and arbitrarily assigned a value of $0.001 per share, its par value, to the shares or $100.00 total. The consultant performed services related to a Securities Act Rule15c2-11 submission to the NASD to enable OTC Bulletin Board and Pink Sheets quotations of the Company's stock. The filing was ultimately terminated in December 2004. The Company deemed the services performed by the consultant to be a cost of capital. In February 2006, the Company determined that it incorrectly valued the shares issued to the consultant in 2004 as all other shares issued by the Company since its inception, with the exception of founder shares, were valued at $0.04 per share, which represents the cash price paid by investors. The Company determined that the value of the shares issued to the consultant in 2004 was $0.04 per share or $4,000 total and that the expense of these shares was not a cost of capital but period costs that were required to be expensed through the statement of operations. Therefore, the Company restated its 2004 financial statements to correctly record the transaction. The impact of the restatement on the Company's 2004 financial statements was to increase previously reported additional paid in capital by $4,000 from $29,044 to $33,044, increase previously reported deficit accumulated during the development stage by $4,000 from $33,292 to $37,292, increase previously reported consulting expense by $4,000 from zero to $4,000 and increase previously reported net loss by $4,000 from $2,697 to $6,697. The restatement had no impact on total assets, total liabilities or stockholders' equity as of December 31, 2004 or on loss per share for the three months ended March 31, 2004.

The Company also changed the description of the line item "Change in Loans to Shareholders" included in the statement of cash flows to "Cash Loans from Stockholders" to better describe the nature of these financing transactions.

The Company also amended its accounting policy revenue recognition footnote to reflect the impact of AICPA Statement of Position 03-3 on its future revenue recognition.


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

                              Credit One Financial, Inc.


                              By: James H. Bashaw, President

                              Date: March 24, 2006



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                        Date

                        President, Chief Executive
                        Officer and Director    March 24, 2006
James H. Bashaw         (Principal Executive Officer)

                        Chief Financial Officer,
                        Treasurer, Secretary and
Richard R. Cook         Director(Principal      March 24, 2006
                        Financial Officer)











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


Date: March 24, 2006



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


Date: March 24, 2006



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

Date: March 24, 2006


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

Date: March 24, 2006


Vice President and Chief Operating Officer