Form 10QSB/A
period 2005-06-30
CREDIT ONE FINANCIAL INC
filed 2006-03-24
CIK 1201135

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

1. The Issuer has amended its 2005 10-KSB to include the restatement of the 2004 financial statements with all disclosures necessary under APB 20. Please see note 3 to the financial statements for more information on the 2004 restatement and for other amendments made to financial statements and disclosures.










































                   CREDIT ONE FINANCIAL, INC.
                 (A Development Stage Company)
                         Balance Sheet

                                      Unaudited      Audited
                                      June 30,       December 31,
                                      2005           2004
                                      (as restated) (as restated)
                              ASSETS

Cash                                    $  1,057       $      12

Security Deposits                            200             290

Loans to Officers, Net                         0           2,026

Total Current Assets                    $  1,257        $  2,328
                                         =======          ======

         LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Liabilities:

     Accounts Payable                   $       0       $  1,595

     Loans from Officers                   11,392              0

     Total Current Liabilities             11,392          1,595

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
                                           ======         ======
             See Notes to Financial Statements


                                               CREDIT ONE FINANCIAL, INC.
                                             (A Development stage Company)

                                      Unaudited Statements of Operations
                                      Three         Three          Six           Six                 Inception
                                      Months        Months         Months        Months           (9/24/99) to
                                      Ended 6/30/05 Ended 6/30/04  Ended 6/30/05 Ended 6/30/04         6/30/05
                                                                                 (as restated)

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
                                                  See Notes to Financial Statements

                     Credit One Financial, Inc.
                (A Development Stage Company)

              Unaudited Statements of Cash Flows


                                   Six        Six      Cumulative
                                   Months     Months   From
                                   Ended      Ended    Inception
                                   6/30/05    6/30/04  To 6/30/05
                                             (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                         ($11,019)   (8,566)   ($48,311)
Adjustments to reconcile net
income to cash from operations-
Non-cash consulting fees paid
     with common stock                  0     4,000       4,000
Non-cash legal fees paid
     with Common Stock                  0         0       2,500
Non-cash expenses contributed         150       150       7,030
Change in balance of-
Loans Receivable                        0       160           0

Security Deposits                      90         0        (200)
  Net Cash Used by Operations    ( 10,779)   (4,256)   ( 34,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock Issued                     0     2,240      26,775
Cash Loans from Shareholders       11,824         0       1,863
Additional Capital Contributed
     by Stockholder                     0     1,300       7,400
Net Cash Provided by
     Financing Activities          11,824     3,540      36,038

Increase (Decrease) in Cash         1,045    (  716)      1,057
Beginning Cash Balance                 12     1,128           0
Ending Cash Balance               $ 1,057    $  412     $ 1,057


Supplemental Disclosures:
     Interest Paid                      0         0     $ 9,143
     Income Tax Paid                    0         0           0

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

NOTE 3 - RESTATEMENT OF FORM 10-QSB FOR THE SIX MONTHS ENDED JUNE
30, 2005
The Company reclassified the Stock Subscription Receivable from Current Assets to Stockholders' Equity (Deficit) to be consistent with SAB Topic 4:E guidance. The impact of the reclassification was to decrease Current Assets and Stockholders' Equity (Deficit) by $40,000. The restatement has no impact on loss per share.

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

NOTE 5   SECOND RESTATEMENT OF FORM 10-QSB FOR THE SIX MONTHS
ENDED JUNE 30, 2005

In February 2004, the Company issued 100,000 shares of its common stock to an independent consultant with no affiliation to the Company or its officers and arbitrarily assigned a value of $0.001 per share, its par value, to the shares or $100.00 total. The consultant performed services related to a Securities Act Rule15c2-11 submission to the NASD to enable OTC Bulletin Board and Pink Sheets quotations of the Company's stock. The filing was ultimately terminated in December 2004. The Company deemed the services performed by the consultant to be a cost of capital. In February 2006, the Company determined that it incorrectly valued the shares issued to the consultant in 2004 as all other shares issued by the Company since its inception, with the exception of founder shares, were valued at $0.04 per share, which represents the cash price paid by investors. The Company determined that the value of the shares issued to the consultant in 2004 was $0.04 per share or $4,000 total and that the expense of these shares was not a cost of capital but period costs that were required to be expensed through the statement of operations. Therefore, the Company restated its 2004 financial statements to correctly record the transaction. The impact of the restatement on the Company's 2004 financial statements was to increase previously reported additional paid in capital by $4,000 from $29,044 to $33,044 increase previously reported deficit accumulated during the development stage by $4,000 from $33,292 to $37,292, increase previously reported consulting expense by $4,000 from zero to $4,000 and increase previously reported net loss by $4,000 from $4,566 to $8,566 for the six months ended June 30, 2004. The restatement had no impact on total assets, total liabilities or stockholders' equity as of December 31, 2004 or on loss per share for the six months ended June 30, 2004.

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

Spartan Securities Group, Ltd., St Petersburg, FL filed a form
211 with the NASD in June 2005 for the purpose of being able to offer quotation of the Company's stock on the Nasdaq Bulletin
Board.

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

Date: March 24, 2006


Richard R. Cook, Vice President and Chief Financial Officer