Form 10QSB/A
period 2005-09-30
CREDIT ONE FINANCIAL INC
filed 2006-03-24
CIK 1201135

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
                         Balance Sheets

                                      Unaudited      Audited
                                      September 30,  December 31,
                                      2005           2004
                                      (as restated) (as restated)
                              ASSETS

Cash                                    $  2,327       $      12

Security Deposits                            200             290

Loans to Officers, Net                         0           2,026

Total Current Assets                    $  2,527        $  2,328
                                         =======          ======

         LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)
Liabilities:

     Accounts Payable                   $       0       $  1,595

     Loans from Officers                   14,692              0

     Total Current Liabilities             14,692          1,595

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
                                           ======         ======
             See Notes to Financial Statements






                                                   CREDIT ONE FINANCIAL, INC.
                                                  (A Development stage Company)
                                               Unaudited Statements of Operations
                                      Three         Three          Nine          Nine                 Inception
                                      Months        Months         Months        Months           (9/24/99) to
                                      Ended 9/30/05 Ended 9/30/04  Ended 9/30/05 Ended 9/30/04         9/30/05
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


                                             See Notes to Financial Statements


                     Credit One Financial, Inc.
                (A Development Stage Company)

              Unaudited Statements of Cash Flows


                                   Nine       Nine     Cumulative
                                   Months     Months   From
                                   Ended      Ended    Inception
                                   9/30/05    9/30/04  To 9/30/05
                                             (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                         ($13,123)  ($12,632)   ($50,415)
Adjustments to reconcile net
loss to cash from operations-
Non-Cash Consulting fees paid
     with common stock                  0      4,000       4,000
Non-cash legal fees paid
     with Common Stock                  0          0       2,500
Non-cash expenses contributed         225        225       7,105
Change in balance of-
Loans Receivable                        0        160           0
Accounts Payable                 (  1,595)                   0
Security Deposits                      90          0        (200)
  Net Cash Used by Operations    ( 14,403)    (8,247)   ( 37,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock Issued                     0      2,240       5,981
Cash Loans from Shareholders       16,718        186      14,692
Additional Capital Contributed
     by Stockholder                     0      5,400      18,664
Net Cash Provided by

     Financing Activities          16,718      7,826      39,337

Increase (Decrease) in Cash         2,315     (  421)      2,327
Beginning Cash Balance                 12      1,128           0
Ending Cash Balance               $ 2,327     $  707     $ 2,327


Supplemental Disclosures:
     Interest Paid                      0         0     $ 9,143
     Income Tax Paid                    0         0           0



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




NOTE 3 - RESTATEMENT OF FORM 10-QSB FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2005

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

NOTE 5   SECOND RESTATEMENT OF FORM 10-QSB FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2005

In February 2004, the Company issued 100,000 shares of its common stock to an independent consultant with no affiliation to the Company or its officers and arbitrarily assigned a value of $0.001 per share, its par value, to the shares or $100.00 total. The consultant performed services related to a Securities Act Rule15c2-11 submission to the NASD to enable OTC Bulletin Board and Pink Sheets quotations of the Company's stock. The filing was ultimately terminated in December 2004. The Company deemed the services performed by the consultant to be a cost of capital. In February 2006, the Company determined that it incorrectly valued the shares issued to the consultant in 2004 as all other shares issued by the Company since its inception, with the exception of founder shares, were valued at $0.04 per share, which represents the cash price paid by investors. The Company determined that the value of the shares issued to the consultant in 2004 was $0.04 per share or $4,000 total and that the expense of these shares was not a cost of capital but period costs that were required to be expensed through the statement of operations. Therefore, the Company restated its 2004 financial statements to correctly record the transaction. The impact of the restatement on the Company's 2004 financial statements was to increase previously reported additional paid in capital by $4,000 from $29,044 to $33,044, increase previously reported deficit accumulated during the development stage by $4,000 from $33,292 to $37,292, increase previously reported consulting expense by $4,000 from zero to $4,000 and increase previously reported net loss by $4,000 from $8,632 to $12,632 for the nine months ended September 30, 2005. The restatement had no impact on total assets, total liabilities or stockholders' equity as of December 31, 2004 or on loss per share for the nine months ended September 30, 2005.

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