Form 10KSB/A
period 2005-12-31
CREDIT ONE FINANCIAL INC
filed 2006-03-24
CIK 1201135

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

Transitional Small Business Disclosure Format (check one):
         yes   XX  no

Explanatory notes

This Amendment No.1 on Form 10-KSB(A) of Credit One Financial,
Inc. is being filed for the following reasons:

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 3 to the financial statements, certain errors made in valuing common stock issued to a consultant resulting in the understatement of previously reported additional paid in capital and the overstatement of previously reported deficit accumulated during the development stage as of December 31, 2004, were discovered by management during the current year. Accordingly, the 2004 financial statements have been restated to correct the error.

S/ Berman Hopkins Wright & Laham, CPAs, LLP
Winter Park, Florida
February 24, 2006

                   Credit One Financial, Inc.
                 (A Development Stage Company)

                         Balance Sheet


                                      December 31,   December 31,
                                             2005           2004
                                                     as restated
Assets
Cash in Bank                              $ 1,066      $      12
Total Current Assets                        1,066             12

Other Assets
Security Deposits                             200            290
Loans to Officers                               0          2,026
Total Assets                              $ 1,266      $   2,328




Liabilities & Stockholders' Equity
Liabilities:
Accounts Payable                          $     0      $   1,595
     Total Current Liabilities                  0          1,595

Stockholders' Equity:
Common stock, authorized 110,000,000 shares,
$.001 par value, 5,981,150 shares
issued and outstanding                      5,981              0
Common stock, authorized 10,000,000 shares,
$.001 par value, 4,981,150 shares
issued and outstanding                          0          4,981
Stock Subscriptions Receivable            (23,008)             0
Additional Paid In Capital                 72,344         33,044
Deficit Accumulated during
Development Stage                         (54,051)       (37,292)

Total Stockholders' Equity                  1,266            733
Total Liabilities & Stockholders' Equity $  1,266      $   2,328






See independent auditor's report and notes to financial statements.


                   Credit One Financial, Inc.
                 (A Development Stage Company)

                    Statements of Operations
          For The Years ended December 31, 2005 & 2004
                 and Cumulative from Inception

                                                   Cumulative
                                                   From Inception
                              2005       2004      To 12/31/05
                                     As restated
Revenue:
 Commissions                    $0        $  0       $11,397
 Consulting                      0           0         4,881
 Total Revenue                   0           0        16,278

Expenses:
 Consulting Expense              0       4,000         4,000
 Commission Expense              0           0         6,962
 Interest Expense                0           0         9,143
 Stock Registration Expense      0           0         5,119
 General & Administrative
      Expense               16,759      10,638        45,105
 Total Expenses             16,759      14,638        70,329

 Net Income (Loss)        ($16,759)   ($14,638)     ($54,051)

 Net Loss Per Share        $ 0.00       $0.00        ($0.01)

 Weighted Average of
 Shares Outstanding      5,734,575   4,946,076     4,973,076


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


Non-cash Expenses Paid by issuing Shares
valued at $.04/ share on February 4, 2004
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





                                        See Notes to Financial
Statements









                   Credit One Financial, Inc.
                 (A Development Stage Company)

                    Statements of Cash Flows
          For The Years ended December 31, 2005, 2004
                  and Cumulative from Inception
                                                     Cumulative
                                                   From Inception
                                   2005      2004   To 12/31/05
                                         As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                        ($16,759) ($14,638) ($ 54,051)
Adjustments to reconcile net
income to cash from operations:
Non-cash consulting fees paid
with Common Stock                      0     4,000      4,000
Non-cash legal fees paid
with Common Stock                      0         0      2,500
Non-cash expenses contributed        300       300      7,179
Change in balance of:
Accounts Payable                  (1,595)    1,595          0
Loans Receivable                       0       160          0
Security Deposits                     90         0       (200)
  Net Cash Used by Operations    (17,964 )  (8,583)   (40,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock Issued                    0     2,240     22,456
Cash Loans from Shareholders      19,018    (2,173)    11,782
Additional Capital Contributed
by Stockholder                         0     7,400      7,400
Net Cash Provided by
Financing Activities              19,018     7,467     41,638

Increase (Decrease) in Cash        1,054    (1,116)     1,066
Beginning Cash Balance                12     1,128          0
Ending Cash Balance           $    1,066    $   12     $1,066
Significant Non-cash Activities:
Notes received from officers
for Common Stock              $   40,000    $    0   $ 40,000
Payment of Notes Payable to
officers by reducing Notes
Receivable from officers      $  (16,992)   $    0   $(16,992)
Redemption of Stock Applied
to Shareholder Loan           $        0    $    0   $  5,000
Supplementary Disclosures
Interest Paid                 $        0    $    0   $  9,143
Income Taxes Paid             $        0    $    0   $      0
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

NOTE 3   RESTATEMENT

In February 2004, the Company issued 100,000 shares of its common stock to an independent consultant with no affiliation to the Company or its officers and arbitrarily assigned a value of $0.001 per share, its par value, to the shares or $100.00 total. The consultant performed services related to a Securities Act Rule15c2-11 submission to the NASD to enable OTC Bulletin Board and Pink Sheets quotations of the Company's stock. The filing was ultimately terminated in December 2004. The Company deemed the services performed by the consultant to be a cost of capital. In February 2006, the Company determined that it incorrectly valued the shares issued to the consultant in 2004 as all other shares issued by the Company since its inception, with the exception of founder shares, were valued at $0.04 per share, which represents the cash price paid by investors. The Company determined that the value of the shares issued to the consultant in 2004 was $0.04 per share or $4,000 total and that the expense of these shares was not a cost of capital but period costs that were required to be expensed through the statement of operations. Therefore, the Company restated its 2004 financial statements to correctly record the transaction. The impact of the restatement on the Company's 2004 financial statements was to increase previously reported additional paid in capital by $4,000 from $29,044 to $33,044, increase previously reported deficit accumulated during the development stage by $4,000 from $33,292 to $37,292, increase previously reported consulting expense by $4,000 from zero to $4,000 and increase previously reported net loss by $4,000 from $10,638 to $14,638. The restatement had no impact on total assets, total liabilities or stockholders' equity as of December 31, 2004 or on loss per share for 2004.

The Company also amended its 2004 statement of operations to disclose the weighted average number of shares outstanding, which are utilized for calculating earnings per share, as such shares were previously not disclosed.

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