Form 10QSB
period 2006-03-31
CREDIT ONE FINANCIAL INC
filed 2006-04-12
CIK 1201135

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

  Quarterly Report Under Section 13 or 15(d) of the Securities
                      Exchange act of 1934

         For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act) YES X. NO

The number of shares CREDIT ONE FINANCIAL, INC. Common Stock (Par
Value $0.001) outstanding at March 31, 2006 was 5,981,150.

Transitional Small Business disclosure Format: YES . NO X









                   CREDIT ONE FINANCIAL, INC.
                 (A Development Stage Company)
                         Balance Sheets

                                      Unaudited      Audited
                                      March 31,      December 31,
                                      2006           2005

                              ASSETS

Cash                                    $      20      $   1,066

Security Deposits                               0            200

Total Current Assets                    $      20       $  1,266
                                          =======         ======

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:

Total Current Liabilities                $      0        $     0

Stockholders' Equity:

     Common Stock, authorized 110,000,000
     shares at $.001 par value each,
     5,981,150 shares issued and
     outstanding respectively               5,981          5,981

     Stock Subscriptions Receivable       (15,408)       (23,008)

     Additional Paid In Capital            72,419         72,344

     Deficit Accumulated During the
     Development Stage                    (62,972)       (54,051)

     Total Stockholders' Equity                20          1,266

Total Liabilities and Stockholders'
Equity (Deficit)                          $    20        $ 1,266
                                           ======         ======



             See Notes to Financial Statements




                   CREDIT ONE FINANCIAL, INC.
                 (A Development stage Company)

               Unaudited Statements of Operations



                         Three          Three          Inception
                         Months         Months         (9/24/99)
                         Ended 3/31/06  Ended 3/31/05  to 3/31/06

Revenue:
 Commissions             $      0       $      0       $ 11,397
 Consulting                     0              0          4,881

Total Revenue                   0              0         16,278


Less:
 Consulting Expense             0              0          4,000
 Commission Expense             0              0          6,962
 Interest Expense               0              0          9,143
 Administrative Expenses    8,921          3,020         54,026
 Stock Registration
         Expense                0              0          5,119

Total General and
Administrative Expenses     8,921          3,020         79,250

Pre-Tax Loss               (8,921)        (3,020)       (62,972)
Income Tax (Provision)
         Benefit              -0-            -0-             -0-

Net Loss                 $ (8.921)      $ (3,020)      $(62,972)


Net Loss Per Share       $(   .00)      $(   .00)      $(   .01)

Weighted Average Shares
         Outstanding    5,981,150      4,981,150       5,029,080








               See Notes to Financial Statements
                   Credit One Financial, Inc.
                 (A Development Stage Company)

               Unaudited Statements of Cash Flows

                                   Three     Three    Cumulative
                                   Months    Months   From
                                   Ended     Ended    Inception
                                   3/31/06   3/31/05  To 3/31/06

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                          ($8,921)  ($3,020)   ($62,972)
Non-cash consulting fees paid
     with common stock                  0         0       4,000
Non-cash legal fees paid
     with Common Stock                  0         0       2,500
Non-cash expenses contributed          75        75       7,254
Change in balance of-
Security Deposits                     200         0           0
Accounts Payable                        0       789           0
  Net Cash Used by Operations     ( 8,646)  ( 2,156)   ( 49,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock Issued                     0         0      22,456
Cash Loans from Shareholders        7,600     2,200      19,382
Additional Capital Contributed
     by Stockholder                     0         0       7,400
Net Cash Provided by
     Financing Activities           7,600     2,200      49,238

Increase (Decrease) in Cash        (1,046)       44          20
Beginning Cash Balance              1,066        12           0
Ending Cash Balance                $   20    $   56     $    20
Significant Non-Cash Activity:
Notes received from officers
for Common Stock                   $    0   $40,000     $40,000
Payment of Notes Payable to
officers by reducing Notes
Receivable from officers           (7,600)  (16,992)    (24,992)
Redemption of Stock applied
to Shareholder loan                     0         0       5,000
Supplementary Disclosures:
Interest Paid                           0         0       9,143
Income Taxes Paid                       0         0           0








               See Notes to Financial Statements
                                                    Credit One Financial, Inc.
                                                    (A Development Stage Company)
                                            Audited Statement of Changes in Stockholders' Equity
                                       Cumulative from Inception, September 1999, thru March 31, 2006


                                                                                                 Deficit
                                                                                                 Accumulated
                                                    Common    Common   Additional   Stock        During The   Stock-
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

                                                                                                  Deficit
                                                                                                  Accumulated
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


                                                                                                   Deficit
                                                                                                   Accumulated
                                                     Common    Common  Additional    Stock         During The   Stock-
                                                     Stock     Stock   Paid In       Subscription  Development  holders'
                                                     Shares    Amount  Capital       Receivable    Stage        Equity

Non-cash Expenses Paid by issuing Shares
valued at $.04/ share on February 4, 2004
     (as restated)                                  100,000       100     3,900                                  4,000
Net Loss for the Year Ended December 31, 2004
     (as restated)                                                                                 (14,638)    (14,638)
Ending Balance December 31, 2004 (as restated)    4,981,150     4,981    33,044                    (37,292)        733
Shares sold to Officers by Subscription
at $.04/share on March 30, 2005                   1,000,000     1,000    39,000      (40,000)
Partial Payment of Stock Subscription Receivable
by cancelling Notes Payable to Officers                                               16,992                    16,992
Non-Cash Expense contributed by Officers                                    300                                    300
Net Loss for the Year Ended December 31, 2005                                                     (16,759)     (16,759)
Ending Balance December 31, 2005                  5,981,150   $ 5,981   $72,344     ($23,008)    ($54,051)     $ 1,266
Partial Payment of Stock Subscription Receivable                                       7,600                     7,600
Non-Cash Expense contributed by officers                                     75                                     75
Net Loss for the Three Months Ended
March 31, 2006                                                                                    ( 8,921)      (8,921)
Ending Balance March 31, 2006                     5,981,150   $ 5,981   $72,419     ($15,408)    ($62,972)     $    20



                                        See Notes to Financial Statements


                       CREDIT ONE FINANCIAL, INC.
                     Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations

These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended
December 31, 2005, as included in the Company's Form 10-KSB/A
Amendment 1 for the year ended December 31, 2005.

The Company was incorporated in the State of Florida on September 24, 1999. The Company is presently engaged in market research regarding the cost and availability of non-performing credit card debt portfolios. It is also engaged in research regarding the current market price for re-performing portfolios as well as the market prices offered for portfolios deemed non-collectable at the time of sale. The Company continues to review resumes of potential collectors. The Company is exploring avenues for raising capital in order to put its business plan into effect. Through March 31, 2006, the Company has had no revenue from operations pursuant to its plan of operation.

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

Provision for Income Taxes
Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately $72,000 in net operating losses as of March 31, 2006, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods.

Earnings Per Share
Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. The Company has no stock options, warrants or other potentially dilutive instruments outstanding at March 31, 2006.




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

NOTE 3 - Going Concern
The nature of the Company's financial status makes the Company lack the characteristics of a going concern. This is because the Company, due to its financial condition, may have to seek loans or the sale of its securities to raise cash to meet its cash needs. The level of current operations does not sustain the Company's expenses and the Company has no commitments for obtaining additional capital.

NOTE 4- SECOND RESTATEMENT OF FORM 10KSB FOR THE YEAR ENDED
DECEMBER 31, 2004

In February 2004, the Company issued 100,000 shares of its common stock to an independent consultant with no affiliation to the Company or its officers and arbitrarily assigned a value of $0.001 per share, its par value, to the shares or $100 total. The consultant performed services related to a Securities Act Rule 15c2-11 submission to the NASD to enable OTC Bulletin Board and Pink Sheets quotations of the Company's stock. The filing was ultimately terminated in December 2004. The Company deemed the services performed by the consultant to be a cost of capital. In February 2006, the Company determined that it incorrectly valued the shares issued to the consultant in 2004 as all other shares issued by the Company since its inception, with the exception of founder shares, were valued at $0.04 per share, which represents the cash price paid by investors. The Company determined that the value of the shares issued to the consultant in 2004 was $0.04 per share or $4,000 total and that the expense of these shares was not a cost of capital but period costs that were required to be expensed through the statement of operations. Therefore, the Company restated its 2004 financial statements to correctly record the transaction. The impact of the restatement on the Company's 2004 financial statements was to increase previously reported additional paid in capital by $4,000 from $29,044 to $33,044, increase previously reported deficit accumulated during the development stage by $4,000 from $33,292 to $37,292, increase previously reported consulting expense by $4,000 from zero to $4,000 and increase previously reported net loss by $4,000 from $2,697 to $6,697. The restatement had no impact on total assets, total liabilities or stockholders' equity as of December 31, 2004.

ITEM 2

Management's Discussion and Analysis or Plan of Operation

     (a) Plan of Operation.
To date, the Company has had no revenue from operations pursuant to its plan of operation. As of March 31, 2006, the Company had Assets of $20 and a total deficit accumulated during the development stage of $62,972. The revenues earned from the inception, September 24, 1999 through March 31, 2006 totaled $16,278. The revenue earned for the three months ended March 31, 2006 and March 31, 2005 was $0. Since the previous revenues earned were from commissions , the change was due solely to the availability of such revenue and was not due to a trend.

The expenses incurred from inception, September 24, 1999 through March 31, 2006 totaled $79,250. The expenses incurred for the three months ended March 31, 2006 and March 31, 2005 were $8,921 and $3,020, respectively. These expenses were for general and administrative expenses incurred as costs to produce the earned revenue.

The revenues earned from inception, September 24, 1999 through March 31, 2006 were derived from commissions on brokerage transactions, including commissions on factoring and commercial mortgage loans and financial consulting regarding commercial mortgage loans.

Management has determined that the Company can no longer proceed on its plan to purchase, collect and sell credit card consumer debt. Management has therefore entered into preliminary negotiations to sell their controlling interest in the Company. Management feels that this move is in the best interest of the shareholders.

The reasons for this change in the Plan are basically the following:

1. The advancing age of Mr. Bashaw and Mr. Cook.
2. The inability of the officers (Bashaw and Cook) to continue to fund the cash needs of the Company. In particular, the accounting fees being incurred by the Company are occurring faster than the expectations for raising capital to implement the Company's original Business Plan.
3. The health of Mr Bashaw has recently become an issue in that he has been diagnosed with borderline diabetes and is in the early stages of treatment for this disease.
4. Mr Cook has not recovered from cancer surgery as quickly as anticipated.

The foregoing plan of operation contains forward-looking statements. The following important factors can cause actual results to differ materially from those in the forward-looking statement.

Risk Factors
     Development Stage Company. Considered to be in a development stage, the Company will be reliant upon additional funding to commence its business. It will be necessary to obtain financing to commence operations. There can be no assurance that the Company will be able to generate sufficient operating income or that it will be able to raise additional funds.

     Uncertainty of Significant Assumptions. The Company's plans for financing its business operations and the projection of the company's potential for profitability from its intended operations are based on the, judgement and certain assumptions of management.

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

ITEM 3.  Controls and Procedures

(a) Under supervision and with the participation of our chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosures controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2006. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

3(i)A  Articles of Incorporation
3(i)B  Amended Articles of Incorporation
3(ii)  Bylaws

(b) Reports on Form 8-K

Incorporated by reference Form 8-k filed April 6, 2006 as shown below.

20 Form 8-K, with attached correspondence dated March 31, 2006.

















                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Credit One Financial, Inc.


                              /s/ James H. Bashaw
                              By: James H. Bashaw, President

                              Date: April 12, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                        Date

                        President, Chief Executive
/s/ James H. Bashaw     Officer and Director    April 12, 2006
James H. Bashaw         (Principal Executive Officer)

                        Chief Financial Officer,
/s/ Richard R. Cook     Treasurer, Secretary and
Richard R. Cook         Director(Principal      April 12, 2006
                        Financial Officer)






















CERTIFICATIONS

I, James H. Bashaw, certify that:

1. I have reviewed the three month statement ended March 31,2006 on Form 10-QSB/A of Credit One Financial, Inc.;

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


Date: April 12, 2006


/s/ James H. Bashaw
James H. Bashaw, Chairman of the Board, President, Chief
Executive Officer





























CERTIFICATIONS

I, Richard R. Cook, certify that:

1. I have reviewed the three month statement ended March 31,2006 on Form 10-QSB/A of Credit One Financial, Inc.;

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


Date: April 12, 2006



/s/ Richard R. Cook
Richard R. Cook, Chief Financial Officer, Treasurer, Secretary
and Director(Principal Financial Officer)




























Exhibit 99



Certification of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

James H. Bashaw does hereby certify that the Quarterly Report of Credit One Financial, Inc. on Form 10-QSB(A) for the three months ended March 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 12, 2006


/s/ James H. Bashaw
Chairman, President and Chief Executive Officer




---------------------------------------------------------------
Certification of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Richard R. Cook, does hereby certify that the Quarterly Report of Credit One Financial, Inc. on Form 10-QSB(A) for the three months ended March 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 12, 2006


Richard R. Cook
Vice President and Chief Operating Officer