Form 10KSB/A
period 2005-12-31
CREDIT ONE FINANCIAL INC
filed 2006-04-26
CIK 1201135

UNITED  STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                   FORM 10-KSB(A) Amendment 2

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

Transitional Small Business Disclosure Format (check one):
         yes   XX  no

Explanatory notes

This Amendment No.2 on Form 10-KSB(A) of Credit One Financial,
Inc. is being filed for the following reason:

1. A correction was required to properly format the Statement of Changes in Stockholder's Equity.


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


                                                                                                  Deficit
                                                                                                  Accumulated
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


                                                                                                          Deficit
                                                                                                            Accumulated
                                                     Common    Common  Additional    Stock         During The   Stock-
                                                     Stock     Stock   Paid In       Subscription  Development  holders'
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

                              Credit One Financial, Inc.

                              /S/ James H.Bashaw
                              By: James H. Bashaw, President

                              Date: April 26, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                        Date

                        President, Chief Executive
/s/James H. Bashaw      Officer and Director    April 26, 2006
James H. Bashaw         (Principal Executive Officer)

                        Chief Financial Officer,
/s/Richard R. Cook      Treasurer, Secretary and
Richard R. Cook         Director(Principal      April 26, 2006
                        Financial Officer)







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


Date: April 26, 2006

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


Date: April 26, 2006

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

Date: April 26, 2006

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

Date: April 26, 2006

/s/ Richard R. Cook
Vice President and Chief Operating Officer