Form 10QSB
period 2006-06-30
CREDIT ONE FINANCIAL INC
filed 2006-08-14
CIK 1201135

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 000-50320

CREDIT ONE FINANCIAL, INC.
(Exact name of small business issuer as specified in its charter)

Florida (State of incorporation)	59-3641205 (IRS Employer ID Number)

1111 Brickell Ave., Suite 1100, Miami, FL 33131
(Address of principal executive offices)

305-913-4120
(Issuer's telephone number)

444 Brickell Avenue, Suite 51-392, Miami, FL 33131
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Number of shares of common stock outstanding as of August 10, 2006: 5,981,150 shares of common stock.

Transitional Small Business Format  Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CREDIT ONE FINANCIAL, INC.
(A Development Stage Company)
Balance Sheets

	Unaudited June 30, 2006	Audited December 31, 2005
ASSETS
Cash	$20	$1,066
Security Deposits	0	200
Accounts Receivable	15,408	0
Total Current Assets	$15,428	$1,266

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts Payable	$433	$0
Officer’s Salaries Payable	13,860	0
Total Current Liabilities	14,293	0
Stockholders' Equity:
Common Stock, authorized 110,000,000 shares at $.001 par value each, 5,981,150 shares issued and outstanding respectively	5,981	5,981
Stock Subscriptions Receivable	0	(23,008)
Additional Paid In Capital	72,419	72,344
Deficit Accumulated During the Development Stage	(77,265)	(54,051)
Total Stockholders' Equity	1,135	1,266
Total Liabilities and Stockholders' Equity	$15,428	$1,266

See Notes to Financial Statements

CREDIT ONE FINANCIAL, INC.
(A Development stage Company)
Unaudited Statements of Operations

	Three Months Ended 6/30/06		Three Months Ended 6/30/05		Six MonthsEnded 6/30/06		Six MonthsEnded 6/30/05		Inception (9/24/99)to 6/30/06
Revenue:
Commissions		$0		$0		$0		$0		$11,397
Consulting		0		0		0		0		4,881
Total Revenue		0		0		0		0		16,278
Less:		0		0		0		0		0
Consulting Expense				0		0		0		4,000
Commission Expense		0		0		0		0		6,962
Interest Expense		0		0		0		0		9,143
Administrative Expenses		433		7,999		9,354		11,019		54,459
Stock Registration Expense		0		0		0		0		5,119
Salaries		13,860		0		13,860		0		13,860
Total General and Administrative Expense		14,293		7,999		23,214		11,019		93,543
Pre-Tax Loss		(14,293)		(7,999)		(23,214)		(11,019)		(77,265)
Income Tax (Provision) Benefit		- 0 -		- 0 -		- 0 -		- 0 -		- 0 -
Net Loss		$(14,293)		$(7,999)		$(23,214)		$(11,019)		$(77,265)
Net Loss Per Share	$	( .00)	$	( .00)	$	( .00)	$	( .00)	$	( .02)
Weighted Average Shares Outstanding		5,981,150		5,981,150		5,981,150		5,481,150		5,079,189

See Notes to Financial Statements

Credit One Financial, Inc.
(A Development Stage Company)
Unaudited Statements of Cash Flows

	Six Months Ended 6/30/06	Six Months Ended 6/30/05	Cumulative From Inception To 6/30/06
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($23,214)	($11,019)	($77,265)
Non-cash consulting fees paid with common stock	0	0	4,000
Non-cash legal fees paid with Common Stock	0	0	2,500
Non-cash expenses contributed	75	150	7,254
Change in balance of-
Security Deposits	200	90	0
Accounts Payable	14,293	0	14,293
Accounts Receivable	(0)	0	(15,408)
Net Cash Used by Operations	(8,646)	(10,779)	(89,904)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock Issued	0	0	22,456
Cash Loans from Stockholders	7,600	11,824	34,790
Additional Capital Contributed
by Stockholder	0	0	7,400
Net Cash Provided by Financing Activities	7,600	11,824	64,646
Increase (Decrease) in Cash	(1,046)	1,045	20
Beginning Cash Balance	1,066	12	0
Ending Cash Balance	$20	$1,057	$20

Significant Non-Cash Activity:
Notes received from officers for Common Stock	$0	$40,000	$40,000
Payment of Notes Payable to officers by reducing Notes Receivable from officers	0	(16,992)	(15,408)
Redemption of Stock applied to Shareholder loan	0	0	5,000

Supplementary Disclosures:
Interest Paid	0	0	9,143
Income Taxes Paid	0	0	0

See Notes to Financial Statements

Credit One Financial, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
Cumulative from Inception, September 1999, thru June 30, 2006

	Common Stock Shares	Common Stock Amount	Additional Paid In Capital	Deficit Stock Subscription Receivable	Accumulated During The Development Stage	Stock- holders' Equity
Founders Shares purchased for cash, @ $.00222/share November 29, 2001	4,500,000	$4,500	$5,500			$10,000
Net Loss for the Year Ended December 31, 2001					($9,786)	(9,786)
Balance Ending December 31, 2001	4,500,000	4,500	5,500		(9,786)	214

Officer's Loan contributed to Capital			700			700
Shares sold for cash @ $.04/share on:
October 10, 2002	12,000	12	468			480
October 15, 2002	6,000	6	234			240
October 23, 2002	6,000	6	234			240
November 9, 2002	12,000	12	468			480
December 29, 2002	52,500	53	2,048			2,101
Net Loss for the Year ended December 31, 2002					(1,244)	(1,244)
Balance Ending December 31, 2002	4,588,500	4,589	9,652		(11,030)	3,211

Shares sold for cash @ $.04/share on:
January 24, 2003	15,000	15	585			600
March 7, 2003	12,000	12	468			480
March 26, 2003	15,000	15	585			600
April 25, 2003	9,000	9	351			360
April 26, 2003	6,000	6	234			240
April 28, 2003	6,000	6	234			240
April 29, 2003	9,000	9	351			360
May 5, 2003	6,000	6	234			240
May 7, 2003	26,700	27	1,041			1,068
May 12, 2003	6,000	6	234			240
June 4, 2003	4,200	4	164			168
September 24, 2003	92,000	92	3,588			3,680
November 7, 2003	50,250	50	1,960			2,010
November 28, 2003	42,000	42	1,638			1,680
Non-Cash Expenses Contributed by Officers			379			379
Legal Fees paid By issuing Shares valued at $.04/share on March 27, 2003	62,500	62	2,438			2,500
Officer's Shares Redeemed, by reducing Note
Payable due from Officer valued at $.04/share on December 31, 2003	(125,000)	(125)	(4,876)			(5,001)
Net Loss for the Year ended December 31,2003					(11,624)	(11,624)
Balance Ending December 31, 2003	4,825,150	4,825	19,260		(22,654)	1,431

Officer's Loans Contributed to Capital			7,400			7,400
Non-cash Expenses Contributed By Officers			300			300
Shares Sold For cash @ $0.04/share on:
February 11, 2004	6,000	6	234			240
June 30, 2004	50,000	50	1,950			2,000
Non-cash Expenses Paid by issuing Shares valued at $.04/ share on February 4, 2004 (as restated)	100,000	100	3,900			4,000
Net Loss for the Year Ended December 31, 2004 (as restated)					(14,638)	(14,638)
Ending Balance December 31, 2004 (as restated)	4,981,150	4,981	33,044		(37,292)	733

Shares sold to Officers by Subscription at $.04/share on March 30, 2005	1,000,000	1,000	39,000	(40,000)
Partial Payment of Stock Subscription Receivable by cancelling Notes Payable to Officers				16,992		16,992
Non-Cash Expense contributed by Officers			300			300
Net Loss for the Year Ended December 31, 2005					(16,759)	(16,759)
Ending Balance December 31, 2005	5,981,150	$5,981	$72,344	($23,008)	($54,051)	$1,266

Partial Payment of Stock Subscription Receivable				7,600		7,600
Non-Cash Expense contributed by officers			75			75
Reclass of Subscription Receivable				15,408		15,408
Net Loss for the Six Months Ended June 30, 2006					(23,214)	(23,214)
Ending Balance June 30, 2006	5,981,150	$5,981	$72,419	$0	($77,265)	$1,135

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

The Company was incorporated in the State of Florida on September 24, 1999. The Company was engaged in market research regarding the cost and availability of non-performing credit card debt portfolios. It was also engaged in research regarding the current market price for re-performing portfolios as well as the market prices offered for portfolios deemed non-collectable at the time of sale. The Company was exploring avenues for raising capital in order to put its business plan into effect.

On May 4, 2006, stockholders and officers sold 89.07 percent of their interest in the Company to an unrelated Purchaser. The sale amounted to 4,698,238 shares which represents 78.55 percent of the issued and outstanding shares of the Company. The sellers retained 59,811 shares which represents 1 percent of the issued and outstanding shares of the Company.

The shares purchased constitute a controlling interest in the Issuer. The Purchaser through its control position, has the ability to elect all of the members of the Board of Directors and has caused the election of the present Board.

The Purchaser intends that the Issuer will de-emphasize its prior business plan which contemplated the acquisition of non- performing accounts receivable. Rather, the Purchaser believes the Board should transition into a new business plan pursuant to which the Issuer will attempt to acquire other assets or business operations that will maximize shareholder value. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

The Purchaser believes that as an initial step the Issuer should seek additional investors to purchase stock of the Issuer sufficient to provide the Issuer with working capital to fund its operations, through the issuance of shares of the Issuer or otherwise. The Purchaser may acquire additional shares of the Issuer from the Issuer or existing shareholders. The Purchaser believes that the Issuer should then seek to establish or acquire businesses or assets with additional funds raised either via the issuance of shares or debt.

In pursuing the foregoing goals, The Purchaser may seek to expand or change the composition of the Board, and ask that the Issuer explore changes to its current capital structure, including issuing additional shares or debt and adopting a stock option plan.

The above contemplated transactions are likely to result in substantial dilution of the current stockholders.

There is no certainty that any of the transactions contemplated above can or will be consummated.

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

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately $77,000 in net operating losses as of June 30, 2006, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods. The net operating loss carryforwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. The Company has no stock options, warrants or other potentially dilutive instruments outstanding at June 30, 2006.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 48. "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109. "Accounting for Income Taxes". FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 in the first quarter of 2007. We do not believe the effect of adopting FIN 48 will have a material impact on our financial statements.

Recently, the FASB has been very active, issuing a number of accounting pronouncements with various effective dates. These pronouncements, which were not discussed above, do not have a material effect on our financial statements.

NOTE 2 - STOCK TRANSACTIONS WITH OFFICERS

A Special Meeting of the Board of Directors was held on March 30, 2005. It was resolved that the Board accept the subscription agreement offers from James H. Bashaw and Richard R. Cook, who were officers of the Company, for the purchase of One Million shares of the Company's common stock as a price of $0.04 per share. On March 30, 2005, Messrs. Bashaw and Cook each purchased 500,000 shares of common stock at a price of $0.04 per share, totaling $40,000 on a subscription basis. As at May 4, 2006 when Messrs. Bashaw & Cook sold their controlling interest (See Note 1) there remained owing a balance of $15,408 which has been reclassified to accounts receivable.

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

Item 2. Management's Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to the "Company," the "Registrant," "we," “our” or "us" refer to Credit One Financial, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-QSB. We and our representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in our filings with the United States Securities and Exchange Commission and in our reports to shareholders. Generally, the inclusion of the words "believe", "expect", "intend", "estimate", "anticipate", "will", and similar expressions or the converse thereof, identify statements that constitute "forward-looking statements".

These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements as a result of a number of risks and uncertainties including: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash.

Overview

We were incorporated in the State of Florida on September 24, 1999. From our inception until May 4, 2006, we were engaged in market research regarding the cost and availability of non-performing credit card debt portfolios. We were also engaged in research regarding the current market price for re-performing portfolios as well as the market prices offered for portfolios deemed non-collectable at the time of sale. We also explored avenues for raising capital in order to put our business plan into effect.

On May 4, 2006, James H. Bashaw, who was our President and Chief Executive Officer, and Richard R Cook, who was our Secretary, Treasurer and Chief Financial Officer sold an aggregate of 4,698,238 of their shares of the common stock of our Company to STM 1, LLC. The shares sold by Mssrs. Bashaw and Cook to STM 1, LLC represented 78.55% of the issued and outstanding shares of common stock of our Company. The sellers retained 59,811 shares, which represented 1 percent of the issued and outstanding shares of our Company. Subsequent to such change in control, Mssrs. Bashaw and Cook resigned from their positions as directors and officers of our Company.

Plan of Operation

Since May 4, 2006, we have decided to de-emphasize our prior business plan, which contemplated the acquisition of non-performing accounts receivable. Rather, we intend to transition into a new business plan pursuant to which we will attempt to acquire other assets or business operations that will maximize shareholder value. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

We expect that we will need to raise funds in order to effectuate our business plans. We intend initially to seek additional investors to purchase our stock to provide us with working capital to fund our operations. Thereafter, we will seek to establish or acquire businesses or assets with additional funds raised either via the issuance of shares or debt. There can be no assurance that additional capital will be available to us. We may seek to raise the required capital by other means. We may have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds will have a severe negative impact on our ability to remain a viable company. In pursuing the foregoing goals, we may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

To date, we have had no revenue from operations. As of June 30, 2006, the Company had assets of $15,428 and a total deficit accumulated during the development stage of $77,265. The revenues earned from the inception, September 24, 1999 through June 30, 2006 totaled $16,278. The revenue earned for the six months ended June 30, 2006 and June 30, 2005 was $0.

The expenses incurred from inception, September 24, 1999 through June 30, 2006 totaled $93,543. The expenses incurred for the six months ended June 30, 2006 and June 30, 2005 were $23,214 and $11,019, respectively. These expenses were for salaries and general and administrative expenses incurred.

The revenues earned from inception of $16,278 from September 24, 1999 through June 30, 2006, were derived from commissions on brokerage transactions, including commissions on factoring and commercial mortgage loans and financial consulting regarding commercial mortgage loans.

Going Concern

The nature of the Company's financial status makes the Company lack the characteristics of a going concern. This is because the company, due to its financial condition, may have to seek loans or the sale of its securities to raise cash to meet its cash needs. The Company has no revenue and no cash. The level of current operations does not sustain the Company's expenses and the Company has no commitments for obtaining additional capital. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 48. "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109. "Accounting for Income Taxes". FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 in the first quarter of 2007. We do not believe the effect of adopting FIN 48 will have a material impact on our financial statements.

Recently, the FASB has been very active, issuing a number of accounting pronouncements with various effective dates. These pronouncements, which were not discussed above, do not have a material effect on our financial statements.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a) As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b)  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation referenced in paragraph (a) above.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2006.

Item 5. Other Information.

On August 11, 2006, Motti Dorfberger resigned from his position as a director of our Company.

On August 11, 2006, Jonah Meer resigned from his positions as President and Chief Financial Officer, but remained as a director.

On August 11, 2006, Arnon Epstein, who was the Secretary of our Company, was appointed by our Board of Directors as a director and as our Chief Financial Officer, to serve until the next annual meeting of shareholders or until his successors have been duly elected and qualified. There are no employment agreements or arrangements between the Company and Mr. Epstein. There is no transaction during the last two years, or any proposed transactions, to which the Company was or is a party with Mr. Epstein or any members his immediate family. Mr. Epstein serves as Chief Executive Officer of STM1, LLC, our largest shareholder, and is not related to any other officer or director

The following is a brief account of the education and business experience of Arnon Epstein during the past five years, and any other directorships held in reporting companies. From May, 2004, to the present, Mr. Epstein has been an independent entrepreneur and a business consultant. From February, 2003, to May, 2004, he was Vice President Marketing, Sales and Business Development of International Tourist Attractions, a company that designs, develops, produces and installs innovative theme based multimedia tourist attractions incorporating special effects. From February, 2002, through February, 2003, he was Vice President Marketing and Business Development of Radiancy, Inc., the global market leader in professional light-based cosmetic and aesthetic devices, with sales in over 40 countries worldwide. From September, 2000, through February, 2002, Mr. Epstein was the Business Development Director of Comverse, a subsidiary of Comverse Technologies, a publicly held company that is engaged in the design, development, manufacture, marketing, and support of software, systems, and related services for multimedia communication and information processing applications for network operators.

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certifications of Principal Executive Officer

31.2	Rule 13a-14(a)/15d14(a) Certifications of Principal Financial and Accounting Officer

32.1	Section 1350 Certifications of Principal Executive Officer

32.2	Section 1350 Certifications of Principal Financial and Accounting Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2006	Credit One Financial, Inc.

/s/ Guy Wolf
Guy Wolf Chief Executive Officer and Director (Principal Executive Officer)

/s/ Arnon Epstein
Arnon Epstein Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)