Form 10QSB
period 2006-09-30
CREDIT ONE FINANCIAL INC
filed 2006-11-13
CIK 1201135

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2006

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

305-913-4120
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Number of shares of common stock outstanding as of November 13, 2006: 7,781,150 shares of common stock.

Transitional Small Business Format: YES ☐ NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

CREDIT ONE FINANCIAL, INC.
(A Development Stage Company)
Balance Sheets

	Unaudited September 30, 2006	Audited December 31, 2005
ASSETS
Cash	$48,548	$1,066
Security Deposits	550	200
Total Current Assets	$49,098	$1,266

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts Payable	$10,529	$0
Officer's Salaries Payable	6,930	0
Total Current Liabilities	17,459	0
Stockholders' Equity:
Common Stock, authorized 110,000,000 shares at $.001 par value each, 7,781,150 and 5,981,150 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	7,781	5,981
Stock Subscriptions Receivable	0	(23,008)
Additional Paid In Capital	160,633	72,344
Deficit Accumulated During the Development Stage	(136,775)	(54,051)
Total Stockholders' Equity	31,639	1,266
Total Liabilities and Stockholders' Equity	$49,098	$1,266

See Notes to Financial Statements

CREDIT ONE FINANCIAL, INC.
(A Development stage Company)
Unaudited Statements of Operations

	Three Months Ended 9/30/06		Three Months Ended 9/30/05		Nine Months Ended 9/30/06		Nine Months Ended 9/30/05		Cumulative Inception (9/24/99) to 9/30/06
Revenue:
Commissions		$0		$0		$0		$0		$11,397
Consulting		0		0		0		0		4,881
Interest		51				51				51
Total Revenue		51		0		51		0		16,329
Less:		0		0		0		0		0
Consulting Expense				0		0		0		4,000
Commission Expense		0		0		0		0		6,962
Interest Expense		0		0		0		0		9,143
Administrative Expenses		43,421		2,105		52,775		13,123		102,999
Salaries		16,140		0		30,000		0		30,000
Total General and Administrative Expense		59,561		2,105		82,775		13,123		153,104
Pre-Tax Loss		(59,510)		(2,105)		(82,724)		(13,123)		(136,775)
Income Tax (Provision) Benefit		- 0 -		- 0 -		- 0 -		- 0 -		- 0 -
Net Loss		$(59,510)		$(2,105)		$(82,724)		$(13,123)		$(136,775)
Net Loss Per Share	$	( .01)	$	( .00)	$	( .01)	$	( .00)	$	( .03)
Weighted Average Shares Outstanding		6,489,846		5,981,150		6,153,209		5,647,817		5,106,631

See Notes to Financial Statements

Credit One Financial, Inc.
(A Development Stage Company)
Unaudited Statements of Cash Flows

	Nine Months Ended 9/30/06	Nine Months Ended 9/30/05	Cumulative Inception (9/24/99) to 9/30/06
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(82,724)	$(13,123)	$(136,775)
Non-Cash Consulting Fees Paid with Common Stock	0	0	4,000
Non-Cash Legal Fees Paid with Common Stock	0	0	2,500
Non-Cash Expenses Contributed	75	225	1,054
Change in Balance of-
Security Deposits	(350)	90	(550)
Accounts Payable	10,529	(1,595)	10,529
Officer's Salaries Payable	6,930	0	6,930
Net Cash Used by Operations	(65,540)	(14,403)	(112,312)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock	113,022	16,718	152,760
Additional Capital Contributed by Stockholder	0	0	8,100
Net Cash Provided by Financing Activities	113,022	16,718	160,860
Increase in Cash	47,482	2,315	48,548
Beginning Cash Balance	1,066	12	0
Ending Cash Balance	$48,548	$2,327	$48,548
Supplementary Disclosures:
Interest Paid	0	0	9,143
Income Taxes Paid	0	0	0

See Notes to Financial Statements

Credit One Financial, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
Cumulative from Inception, September 24, 1999, thru September 30, 2006

	Common Stock Shares	Common Stock Amount	Additional Paid In Capital	Deficit Stock Subscription Receivable	Accumulated During The Development Stage	Stock- holders' Equity (Deficit)

Founders Shares purchased for cash, @ $.00222/share November 29, 2001	4,500,000	$4,500	$5,500			$10,000
Net Loss for the Year Ended December 31, 2001					($9,786)	(9,786)
Balance Ending December 31, 2001	4,500,000	4,500	5,500		(9,786)	214

Officer's Loan contributed to Capital			700			700
Shares sold for cash @ $.04/share on:
October 10, 2002	12,000	12	468			480
October 15, 2002	6,000	6	234			240
October 23, 2002	6,000	6	234			240
November 9, 2002	12,000	12	468			480
December 29, 2002	52,500	53	2,048			2,101
Net Loss for the Year ended December 31, 2002					(1,244)	(1,244)
Balance Ending December 31, 2002	4,588,500	4,589	9,652		(11,030)	3,211

Shares sold for cash @ $.04/share on:
January 24, 2003	15,000	15	585			600
March 7, 2003	12,000	12	468			480
March 26, 2003	15,000	15	585			600
April 25, 2003	9,000	9	351			360
April 26, 2003	6,000	6	234			240
April 28, 2003	6,000	6	234			240
April 29, 2003	9,000	9	351			360
May 5, 2003	6,000	6	234			240
May 7, 2003	26,700	27	1,041			1,068
May 12, 2003	6,000	6	234			240
June 4, 2003	4,200	4	164			168
September 24, 2003	92,000	92	3,588			3,680
November 7, 2003	50,250	50	1,960			2,010
November 28, 2003	42,000	42	1,638			1,680
Non-Cash Expenses Contributed by Officers			379			379
Legal Fees paid By issuing Shares valued at $.04/share on March 27, 2003	62,500	62	2,438			2,500
Officer's Shares Redeemed, by reducing Note
Payable due from Officer valued at $.04/share on December 31, 2003	(125,000)	(125)	(4,876)			(5,001)
Net Loss for the Year ended December 31,2003					(11,624)	(11,624)
Balance Ending December 31, 2003	4,825,150	4,825	19,260		(22,654)	1,431

Officer's Loans Contributed to Capital			7,400			7,400
Non-Cash Expenses Contributed By Officers			300			300
Shares Sold For cash @ $0.04/share on:
February 11, 2004	6,000	6	234			240
June 30, 2004	50,000	50	1,950			2,000
Non-Cash Expenses Paid by issuing Shares valued at $.04/ share on February 4, 2004 (as restated)	100,000	100	3,900			4,000
Net Loss for the Year Ended December 31, 2004 (as restated)					(14,638)	(14,638)
Ending Balance December 31, 2004 (as restated)	4,981,150	4,981	33,044		(37,292)	733

Shares sold to Officers by Subscription at $.04/share on March 30, 2005	1,000,000	1,000	39,000	(40,000)
Partial Payment of Stock Subscription Receivable by cancelling Notes Payable to Officers				16,992		16,992
Non-Cash Expense contributed by Officers			300			300
Net Loss for the Year Ended December 31, 2005					(16,759)	(16,759)
Ending Balance December 31, 2005	5,981,150	5,981	72,344	(23,008)	(54,051)	1,266

Payment of Stock Subscription Receivable				23,008		23,008
Non-Cash Expense contributed by Officers			75			75
Shares sold to Officers for cash at $.05/share on September 5, 2006	1,800,000	1,800	88,214			90,014
Net Loss for the Nine Months Ended September 30, 2006					(82,724)	(82,724)
Ending Balance September 30, 2006	7,781,150	$7,781	$160,633	$0	($136,775)	$31,639

See Notes to Financial Statements

CREDIT ONE FINANCIAL, INC.
Notes to Financial Statements
September 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The balance sheet as of September 30, 2006 and the statements of operations and cash flows for the three and nine months then ended and for the period from inception, September 24, 1999, to September 30, 2006 have been prepared by Credit One Financial Inc. ("the Company") and are unaudited. In the opinion of management, all adjustments, which include normal reconciling adjustments, necessary for a fair presentation have been made.

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

On September 5, 2006 the Chief Executive Officer of the Company purchased 1,800,000 shares representing 23.1% of the issued and outstanding shares of the Company.

At its inception on September 24, 1999, the Company was authorized to have outstanding 1,000 shares of common stock at $1.00 par value per share. On November 29, 2001, the Company amended its Articles of Incorporation, to authorize the maximum number of shares to have outstanding at any one time to be 10,000,000 shares of common stock having a par value of $0.001 per share.

On March 30, 2005, the Company amended its Articles of Incorporation, to authorize the maximum number of shares to have outstanding at any one time to be 110,000,000 shares of common stock having a par value of $0.001 per share.

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

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately $136,775 in net operating losses as of September 30, 2006, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods. The net operating loss carryforwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. The Company has no stock options, warrants or other potentially dilutive instruments outstanding at September 30, 2006.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2 - STOCK TRANSACTIONS WITH OFFICERS

A Special Meeting of the Board of Directors was held on March 30, 2005. It was resolved that the Board accept the subscription agreement offers from James H. Bashaw and Richard R. Cook, who were officers of the Company, for the purchase of One Million shares of the Company's common stock as a price of $0.04 per share. On March 30, 2005, Messrs. Bashaw and Cook each purchased 500,000 shares of common stock at a price of $0.04 per share, totaling $40,000 on a subscription basis. As at May 4, 2006 when Messrs. Bashaw & Cook sold their controlling interest (See Note 1) there remained owing a balance of $15,408 which was subsequently collected.

On September 5, 2006, the Chief Executive Officer of the Company purchased 1,800,000 shares representing 23.1% of the issued and outstanding shares of the Company.

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

On May 4, 2006, James H. Bashaw, who was our President and Chief Executive Officer, and Richard R. Cook, who was our Secretary, Treasurer and Chief Financial Officer sold an aggregate of 4,698,238 of their shares of the common stock of our Company to STM 1, LLC. The shares sold by Messrs. Bashaw and Cook to STM 1, LLC represented 78.55% of the issued and outstanding shares of common stock of our Company. Subsequent to such change in control, Messrs. Bashaw and Cook resigned from their positions as directors and officers of our Company.

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

The Company currently has no business operations or revenues. Prior to May 4, 2006, the Company, on a limited basis, derived income from business consulting and transactions' brokerage. Through James H. Bashaw, our then President, the Company performed consultations regarding the financing of small commercial properties and brokered the financing of business notes, equipment leasing, factoring, ship's mortgages and commercial property. Such activities were performed only when they became available and not on a steady basis. These activities provided the Company with $16,278 in accumulated revenue from October 2000 to December 31, 2005, with most of the revenue, $9,782, being generated in 2001. Since Mr. Bashaw’s resignation from his positions with the Company on May 4, 2006, the Company has ceased deriving revenues from such activities. To date, the Company has had no revenue from operations pursuant to its plan of operation.

Plan of Operation

Over the next twelve months, we will continue transitioning into a new business plan pursuant to which we will attempt to acquire other assets or business operations that will maximize shareholder value. We have not identified any specific assets or businesses, and there is no certainty that any such assets or business will be identified or any transactions will be consummated. We expect that we will need to raise funds in order to effectuate our business plans. We intend initially to seek additional investors to purchase our stock to provide us with working capital to fund our operations. Thereafter, we will seek to establish or acquire businesses or assets with additional funds raised either via the issuance of shares or debt. There can be no assurance that additional capital will be available to us. We may seek to raise the required capital by other means. We may have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds will have a severe negative impact on our ability to remain a viable company. In pursuing the foregoing goals, we may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

To date, we have had no revenues from our plan of operations. As of September 30, 2006, the Company had assets of $49,098 and a total deficit accumulated during the development stage of $136,775. The revenues earned from the inception, September 24, 1999 through September 30, 2006 totaled $16,329. The revenue earned for the nine months ended September 30, 2006 and September 30, 2005 was $51 and $0 respectively. Such revenues were derived from commissions on brokerage transactions, including commissions on factoring and commercial mortgage loans and financial consulting regarding commercial mortgage loans, and interest on bank deposits.

The expenses incurred from inception, September 24, 1999 through September 30, 2006 totaled $153,104. The expenses incurred for the nine months ended September 30, 2006 and September 30, 2005 were $82,775 and $13,123, respectively. These expenses were for salaries and general and administrative expenses incurred.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 5, 2006, Guy Wolf, our Chief Executive Officer, purchased 1,800,000 shares of our common stock, which represented 23.1% of the issued and outstanding shares of our common stock. Such transaction has been previously disclosed on our Current Report on Form 8-K, dated September 5, 2006, and filed with the Securities and Exchange Commission on September 12, 2006.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2006.

Item 5. Other Information.

On November 10, 2006, Jonah Meer resigned from his position as a director but remains as a consultant to the Company.

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

Date: November 13, 2006	Credit One Financial, Inc.

/s/ Guy Wolf
Guy Wolf Chief Executive Officer and Director (Principal Executive Officer)

/s/ Arnon Epstein
Arnon Epstein Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)