Form 10KSB
period 2006-12-31
CREDIT ONE FINANCIAL INC
filed 2007-03-29
CIK 1201135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-50320

CREDIT ONE FINANCIAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida	59-3641205
(State of Incorporation)	(IRS Employer ID Number)

1111 Brickell Avenue,11th Floor
Miami, Florida 33131
(Addresses of principal executive offices and Zip Code)

(305) 913-4120
(Telephone number)

Securities registered pursuant to 12(b) of the Act: None

Securities registered pursuant to 12(g) of the Act:
Common stock, par value $0.001

Check whether the issue (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject filing requirements for the past 90 days.
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No ☐

The issuer's revenue for the fiscal year ended December 31, 2006 was $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of March 15, 2007 was $320,728.

The number of shares outstanding of the issuer's common stock as of March 15, 2007 was 7,781,150 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CREDIT ONE FINANCIAL, INC.
FORM 10-KSB FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2006

PART I

Item 1. Description of Business

Corporate History

We were incorporated in the State of Florida on September 24, 1999. Until May 2006, we were engaged in market research regarding the cost and availability of non-performing credit card debt portfolios. We also were engaged in research regarding the current market price for re-performing portfolios as well as the market prices offered for portfolios deemed non-collectable at the time of sale.

Change in Control

On May 4, 2006, James H. Bashaw, who was our President and Chief Executive Officer, and Richard R Cook, who was our Secretary, Treasurer and Chief Financial Officer sold an aggregate of 4,698,238 shares, representing 78.55% of the outstanding shares of our common stock at said time to STM 1, LLC (“STM “), for a total purchase price of $563,047, pursuant to a Stock Purchase Agreement dated May 3, 2006, resulting in a change in control of our company. Subsequent to such change in control, Messrs. Bashaw and Cook resigned from their positions as directors and officers of our company, but retained 59,811 shares, which represented 1 percent of our outstanding shares.

As a result of it acquisition of shares of our common stock, STM has the ability to elect all of the members of the Board of Directors and has caused the election of the present Board.

We seek to acquire assets or business operations that will maximize shareholder value. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

We will attempt to obtain capital to acquire businesses or assets through the sale of shares of our common stock or debt securities. Sales of our common stock, or our debt securities convertible into our common stock, may result in dilution to existing stockholders.

There are no other arrangements or understandings among members of both the former and new control persons and their associates with respect to the election of directors of our company or other matters.

The following discussion sets forth certain information regarding our business, our management, our securities, and certain other matters that may be important to our investors. Throughout the following discussion, references to the "Company," "we," “our” or "us" refer to Credit One Financial, Inc, unless the context otherwise indicates.

Forward-Looking Statements

This annual report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our Proposed Business Activities

We intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. Our objectives discussed below are extremely general and are not intended to restrict our discretion. This discussion of the proposed business is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

We have no particular acquisition in mind and have not entered into any negotiations regarding such an acquisition. Neither our officers nor any affiliate have engaged in any negotiations with any representative of any company regarding the possibility of an acquisition or merger between our company and such other company. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction.

We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, we may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

We believe that there are numerous firms seeking the perceived benefits of a publicly registered corporation. These benefits are commonly thought to include the following: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the marketplace; (iii) ease of borrowing from financial institutions; (iv) improved stock trading efficiency; (v) shareholder liquidity; (vi) greater ease in subsequently raising capital; (vii) compensation of key employees through stock options; (viii) enhanced corporate image; and (ix) a presence in the United States capital market. We have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Target companies interested in a business combination with our Company may include the following: (i) a company for whom a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses; (ii) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (iii) a company which desires to become public with less dilution of its common stock than would occur upon an underwriting; (iv) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (v) a foreign company which may wish an initial entry into the United States securities market; (vi) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; (vii) a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

We anticipate seeking out a target business through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Such persons will have no relationship to our management.

The analysis of new business opportunities will be undertaken by or under the supervision of Gary Wolf and Arnon Epstein, our executive officers and directors, neither of whom is a business analyst. Therefore, it is anticipated that outside consultants or advisors may be utilized to assist us in the search for and analysis of qualified target companies.

A decision to participate in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity's management and personnel, assets, the anticipated acceptability of products or marketing concepts, the merit of a proposed business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors: (a) potential for growth, indicated by new technology, anticipated market expansion or new products; (b) competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole; (c) strength and diversity of management, either in place or scheduled for recruitment; (d)  capital requirements and anticipated availability of required funds, to be provided by our company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; (e) the cost of participation by our company as compared to the perceived tangible and intangible values and potentials; (f) the extent to which the business opportunity can be advanced; (g) the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and (h) other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity. We also may acquire stock or assets of an existing business. On the consummation of a transaction it is probable that the present management and shareholders of the company will no longer be in control of the company. In addition, our officers and directors, as part of the terms of the acquisition transaction, likely will be required to resign and be replaced by one or more new officers and directors without a vote of our shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on that market.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of our company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include miscellaneous other terms.

We are presently subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

Our Company, based on our proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Competition

We will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than us. In view of our limited financial resources and limited management availability, we may be at a competitive disadvantage compared to our competitors.

Employees

We presently have no employees apart from our management. Each of our officers is engaged in outside business activities and anticipates that he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

We intend to hire additional management and other support personnel when we have reached a point in our proposed growth that would allow for such employment. In the interim, we will rely upon consultants to assist us in identifying and investigating acquisition opportunities.

Risk Factors

An investment in our common stock involves a high degree of risk. An investor should carefully consider the following risk factors before deciding to invest in our Company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, an investor could lose all or part of such investor’s investment in our company.

Risks relating to our company

1. We are a development stage company and may never be able to effectuate our business plan.

We were established on September 24, 1999. As a development stage company we may not be able to successfully effectuate our business plan. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business.

We require financing to acquire businesses and implement our business plan. There can be no assurance that the Company will be successful in obtaining financing of acquiring businesses or in operating those acquired businesses in a profitable manner.

2. We expect losses in the future because we have no revenue.

As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with the marketing of our services. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

3. If our business plans are not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

Since September 24, 1999 (inception), we have had insignificant revenues and incurred a cumulative net loss of $161,704 through December 31, 2006. In addition, we had a working capital deficit of $6,710 at December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

4. We do not have any agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that future funds allocated to the purchase of our shares will not be invested in a company with active business operations.

5. Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if the Company had more funds available to it, would be desirable. In the event the Company completes a business combination the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company's control. There is no assurance that the Company can identify a target company and consummate a business combination.

6. There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

7. The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

8. Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to the Company's affairs in total. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The Company is dependent on the services of Guy Wolf and Arnon Epstein, our executive officers, to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition opportunities. The loss of services of senior management could have a substantial adverse effect on the Company. The expansion of the Company's business will be largely contingent on its ability to attract and retain highly qualified corporate and operations level management team. There is no assurance that the Company can find suitable management personnel or will have financial resources to attract or retain such people if found.

9. The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

10. The Company may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

11. Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

12. Our principal stockholder, officers and directors owns a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

SMT and our officers, beneficially own in the aggregate approximately 83.51% of our outstanding common stock. As a result, SMT and our management will have the ability to control substantially all matters submitted to our stockholders for approval including: (a) election of our board of directors; (b) removal of any of our directors; (c) amendments of our Articles of Incorporation or bylaws; (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us, or (e) other significant corporate transactions.
Risks related to our common stock

13. We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 110,000,000 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

14. Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person's account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

15. Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

ITEM 2. Description of Property

Our offices are located at 1111 Brickell Avenue, Miami, Florida 33131. The cost for this space is approximately $300 per month. This space, which is leased on a month-to-month basis, is sufficient for our current operations. We also receive use of office space in Israel from Guy Wolf, our Chief Executive Officer at no charge to the Company.

ITEM 3. Legal Proceedings

There are no pending legal proceedings to which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the fiscal quarter ended December 31, 2006.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol”COFI” since December 27, 2005. The following table sets forth the range of quarterly high and sales prices of the common stock as reported on the OTC Bulletin Board for the periods indicated:

Price Information*

Financial Quarter Ended	High	Low
December 31, 2005 (since December 27, 2005)	1.02	.80
March 31, 2006	.20	.10
June 30, 2006	.45	.12
September 30, 2006	.37	.33
December 31, 2006	.35	.11

* The quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The source of the high and low bid information is Bloomberg.

Record Holders

On March 15, 2007, we had approximately 40 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Transfer Agent

Our transfer agent is Island Stock Transfer of St. Petersburg, Florida.

Recent Sales of Unregistered Securities

On September 5, 2006 Guy Wolf, our Chief Executive Officer, purchased 1,800,000 shares from us for an aggregate purchase price of $90,014.

Purchases of Our Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2006.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans.

Description of our Securities

We are authorized to issue 110,000,000 shares of common stock, $0.001 par value, of which 7,781,150 shares were outstanding as of March 15, 2007. Holders of shares of our common stock are entitled to one vote per share on all matters to be voted upon by the stockholders generally. The holders of shares of common stock have no preemptive, conversion, subscription or cumulative voting rights. Each holder of the Company's Common shares is entitled to one vote for each share held of record on all matters submitted to the vote of stockholders, including the election of directors.

We do not have outstanding any warrants, options or other securities convertible into our common stock.

Indemnification of Directors and Officers

Our By-laws provide that, to the fullest extent permitted by law, our directors or officers, former directors and officers, and persons who act at our request as a director or officer of a body corporate of which we are a shareholder or creditor shall be indemnified by us. We believe that the indemnification provisions in our By-laws are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act" or "Securities Act") may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 6. Management’s Discussion and Analysis or Plan of Operation

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

We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and costs relating to consummating an acquisition. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholder, management or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.

Liquidity and Capital Resources

As of December 31, 2006, we had $15,433 in cash, and a working capital deficit of $6,710. On September 5, 2006, we sold 1,800,000 shares of our common stock to our chief Executive Officer for gross proceeds of $90,014, which was utilized by us towards reducing our working capital deficit.

For the year ended December 31, 2006, net cash used by operations was $98,655, and net cash provided by financing activities was $113,022. We have generated losses from inception and anticipate that we will continue to incur significant losses until we can generate sufficient revenue to offset our operating expenses. The revenues earned from our inception, September 24, 1999 through December 31, 2006 totaled $16,515 and were derived from commissions on brokerage transactions, including commissions on factoring and commercial mortgage loans and financial consulting regarding commercial mortgage loans, which business has been discontinued. The expenses incurred from September 24, 1999 (inception) through December 31, 2006 totaled $178,219, and consisted primarily of administrative expenses.

As of December 31, 2006, we had assets of $15,983 and a total deficit accumulated during the development stage of $161,704. The revenues earned from the inception, September 24, 1999, through December 31, 2006 totaled $16,515. Revenues of $16,515 earned from September 24, 1999 (inception) through December 31, 2006, were derived from commissions on brokerage transactions, including commissions on factoring and commercial mortgage loans and financial consulting regarding commercial mortgage loans and interest.

The expenses incurred from September 24, 1999 (inception) through December 31, 2006 totaled $178,219, and consisted primarily of administrative expenses.

We can not assure that we will be able to generate significant revenue or achieve profitable operations.

The capital requirements relating to implementation of our business plan will be significant.

Management plans to rely on the proceeds from new debt or equity financing and the sale of shares held by it to finance its ongoing operations. During 2007, we intend to continue to seek additional capital in order to meet our cash flow and working capital. There is no assurance that we will be successful in achieving any such financing or raise sufficient capital to fund our operations and further development. There can be no assurance that any such financing will be available to us on commercially reasonable terms, if at all. If we are not successful in sourcing significant additional capital in the near future, we will be required to significantly curtail or cease ongoing operations and consider alternatives that would have a material adverse affect on our business, results of operations and financial condition.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expense during the reporting periods. Actual results could differ materially from those estimates.

The critical accounting policies used by the Company are described in Note 1 to our financial statements.

Off-Balance Sheet Arrangements

None.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present and disclose uncertain tax positions that the Company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition of amounts would be reported as a cumulative effect of a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 will not have a material impact on the financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our financial statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosure about fair value measurements. FAS 157 is effective for our 2008 fiscal year. We are currently evaluating the impact of this standard on our financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years after November 15, 2007. We are currently evaluating the impact of adopting FAS 159 to our financial statements.

ITEM 7. Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors of Credit One Financial, Inc.

We have audited the accompanying balance sheet of Credit One Financial, Inc., a development stage company, as of December 31, 2006 and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years then ended and for the period from inception to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Credit One Financial, Inc. as of December 31, 2006 and the results of its operations, changes in stockholders' equity and cash flows for each of the two years then ended and for the period from inception to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has no commitments for funding future operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Berman Hopkins Wright & Laham, CPAs and Associates, LLP
Winter Park, Florida
March 28, 2007

Credit One Financial, Inc.
(A Development Stage Company)
Balance Sheet
December 31, 2006

Assets
Current Assets:
Cash and Equivalents	$15,433
Security Deposits	550

Total Assets	$15,983

Liabilities & Stockholders' Equity
Current Liabilities:
Accounts Payable	$2,317
Officer’s Salaries Payable	6,956

Total Current Liabilities	9,273

Stockholders' Equity:
Common stock, authorized 110,000,000 shares, $.001 par value each, 7,781,150 shares issued and outstanding at December 31, 2006	7,781
Additional Paid In Capital	160,633
Deficit Accumulated during
Development Stage	(161,704)

Total Stockholders' Equity	6,710

Total Liabilities & Stockholders' Equity	$15,983

See independent auditor's report and notes to financial statements.

Credit One Financial, Inc.
(A Development Stage Company)
Statements of Operations
For The Years ended December 31, 2006 & 2005
and Cumulative from Inception

			Cumulative
			From Inception
	2006	2005	To December 31, 2006

Revenue:
Commissions	$0	$0	$11,397
Consulting	0	0	4,881
Interest	237	0	237
Total Revenue	237	0	16,515

Expenses:
Consulting Expense	2,892	0	6,892
Commission Expense	0	0	6,962
Interest Expense	0	0	9,143
Stock Registration Expense	0	0	5,119
General & Administrative Expense	62,998	16,759	108,103

Salaries	42,000	0	42,000
Total Expenses	107,890	16,759	178,219

Net Loss	($107,653)	($16,759)	($161,704)

Net Loss Per Share	($ 0.02)	$0.00	($0.03)

Weighted Average of Shares Outstanding	6,567,999	5,734,575	5,286,831

See independent auditors’ report and notes to financial statements.

Credit One Financial, Inc.
(A Development Stage Company)
Statements of Cash Flows
For The Years ended December 31, 2006, 2005
and Cumulative from Inception

	2006	2005	Cumulative From Inception To 12/31/06

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($107,653)	($16,759)	($161,704)

Adjustments to reconcile net Income to cash from operations:
Non-cash consulting fees paid
with Common Stock	0	0	4,000
Non-cash legal fees paid with Common Stock	0	0	2,500
Non-cash expenses contributed	75	300	1,054
Change in balance of:
Security Deposits	(350)	90	(550)
Accounts Payable	2,317	(1,595)	2,317
Officers Salaries Payable	6,956	0	6,956
Net Cash Used by Operations	(98,655)	(17,964)	(145,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock Issued	113,022	0	152,760
Cash Loans from Shareholders	0	19,018	0
Additional Capital Contributed by Stockholder	0	0	8,100
Net Cash Provided by Financing Activities	113,022	19,018	160,860

Increase in Cash and Equivalents	14,367	1,054	15,433
Beginning Cash and Equivalents Balance	1,066	12	0
Ending Cash and Equivalents Balance	$15,433	$1,066	$15,433
Supplementary Disclosures
Interest Paid	$0	$0	$9,143
Income Taxes Paid	$0	$0	$0

See independent auditors’ report and notes to financial statements.

Credit One Financial, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
Cumulative from Inception, September 1999, thru December 31, 2006

	Common Stock Shares	Common Stock Amount	Additional Paid In Capital	Stock Subscription Receivable	Deficit Accumulated During The Development Stage	Stock- holders' Equity

Founders Shares purchased for cash, @ $.00222/share November 29, 2001	4,500,000	$4,500	$5,500			$10,000
Net Loss for the Year Ended December 31, 2001					($9,786)	(9,786)
Balance December 31, 2001	4,500,000	4,500	5,500		(9,786)	214
Officer's Loan contributed to Capital			700			700
Shares sold for cash @ $.04/share on:
October 10, 2002	12,000	12	468			480
October 15, 2002	6,000	6	234			240
October 23, 2002	6,000	6	234			240
November 9, 2002	12,000	12	468			480
December 29, 2002	52,500	53	2,048			2,101
Net Loss for the Year ended December 31, 2002					(1,244)	(1,244)
Balance December 31, 2002	4,588,500	4,589	9,652		(11,030)	3,211
Shares sold for cash @ $.04/share on:
January 24, 2003	15,000	15	585			600
March 7, 2003	12,000	12	468			480
March 26, 2003	15,000	15	585			600
April 25, 2003	9,000	9	351			360
April 26, 2003	6,000	6	234			240
April 28, 2003	6,000	6	234			240
April 29, 2003	9,000	9	351			360
May 5, 2003	6,000	6	234			240
May 7, 2003	26,700	27	1,041			1,068
May 12, 2003	6,000	6	234			240
June 4, 2003	4,200	4	164			168
September 24, 2003	92,000	92	3,588			3,680
November 7, 2003	50,250	50	1,960			2,010
November 28, 2003	42,000	42	1,638			1,680
Non-Cash Expenses Contributed by Officers			379			379
Legal Fees paid By issuing Shares valued at $.04/share on March 27, 2003	62,500	62	2,438			2,500
Officer's Shares Redeemed, by reducing Note Payable due from Officer valued at $.04/share on December 31, 2003	(125,000)	(125)	(4,876)			(5,001)
Net Loss for the Year ended December 31,2003					(11,624)	(11,624)
Balance December 31, 2003	4,825,150	4,825	19,260		(22,654)	1,431
Officer's Loans Contributed to Capital			7,400			7,400
Non-cash Expenses Contributed By Officers			300			300
Shares Sold For cash @ $0.04/share on:
February 11, 2004	6,000	6	234			240
June 30, 2004	50,000	50	1,950			2,000
Non-cash Expenses Paid by issuing Shares valued at $.04/ share on February 4, 2004	100,000	100	3,900			4,000
Net Loss for the Year Ended December 31, 2004					(14,638)	(14,638)
Balance December 31, 2004	4,981,150	4,981	33,044		(37,292)	733
Shares sold to Officers by Subscription at $.04/share on March 30, 2005	1,000,000	1,000	39,000	(40,000)
Partial Payment of Stock Subscription Receivable by canceling Notes Payable to Officers				16,992		16,992
Non-Cash Expense contributed by Officers			300			300
Net Loss for the Year Ended December 31, 2005					(16,759)	(16,759)
Balance December 31, 2005	5,981,150	5,981	72,344	(23,008)	(54,051)	1,266
Payment of Stock Subscription Receivable				23,008		23,008
Non-Cash Expense contributed by Officers			75			75
Shares sold to Officers for cash at $.05/share on September 5, 2006	1,800,000	1,800	88,214			90,014
Net Loss for the Year Ended December 31, 2006					(107,653)	(107,653)
Balance December 31, 2006	7,781,150	$7,781	$160,633	$0	$(161,704)	$6,710

See independent auditors’ report and notes to financial statements

CREDIT ONE FINANCIAL, INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

We were incorporated in the State of Florida on September 24, 1999. Until May 2006, we were engaged in market research regarding the cost and availability of non-performing credit card debt portfolios. We also were engaged in research regarding the current market price for re-performing portfolios as well as the market prices offered for portfolios deemed non-collectable at the time of sale.

At its inception on September 24, 1999, we were authorized to have outstanding 1,000 shares of common stock at $1.00 par value per share. On November 29, 2001, we amended the Articles of Incorporation, to authorize the maximum number of common shares to have outstanding at any one time to be 10,000,000 shares of common stock having a par value of $0.001 per share. On March 30, 2005, we amended the Articles of Incorporation to authorize the maximum number of shares to have outstanding at any one time to be 110,000,000 shares of common stock having a par value of $0.001 per share.

Revenue and Expense Recognition

The financial statements have been prepared under the accrual basis of accounting. Revenues are recognized when earned and expenses are recognized when incurred.

Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Financial Instruments and Credit Risk

The Company's short-term financial instruments consist of cash and equivalents. The carrying amounts of these financial instruments approximates their fair values due to their short-term maturities. Financial instruments that potentially subject the Company to credit risk consist of bank balances. During the year the Company maintained its cash and equivalents in deposits at a major financial institution. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leverage derivative financial instruments.

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

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately $161,704 in net operating losses as of December 31, 2006, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods. The net loss carry forward may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

Earnings Per Share

Basic Earnings Per Share (EPS) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. The Company has no stock options, warrants or other potentially dilutive instruments outstanding at December 31, 2006.

Use of Estimates

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present and disclose uncertain tax positions that the Company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition of amounts would be reported as a cumulative effect of a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 will not have a material impact on the financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our financial statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosure about fair value measurements. FAS 157 is effective for our 2008 fiscal year. We are currently evaluating the impact of this standard on our financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years after November 15, 2007. We are currently evaluating the impact of adopting FAS 159 to our financial statements.

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

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 8A. Controls and Procedures

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 8B Other Information

None.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our directors and executive officers are:

Name	Age	Position

Guy Wolf	34	Chief Executive Officer and a Director
Arnon Epstein	34	Chief Financial Officer, Secretary and a Director

Each director holds office until the next annual meeting or until his death, resignation, retirement, removal, disqualification or until a successor has been elected and qualified. Vacancies in the existing board are filled by a majority of the remaining director. Officers serve at the will of the Board of Directors. We do not have an employment agreement with any of our officers.

Guy Wolf has been our CEO and a director since May 4, 2006. He is the CEO and founder of Wolco, Inc. a privately held investment company that he founded in 1997. From 2005 to present Wolco has been involved in investments in real estate and financial products, consultancy to real estate companies, primarily in Israel, as well as financial management and consultancy for several private corporate clients in Israel and Europe. Prior thereto through Wolco Mr. Wolf founded and was CEO of American Duty Sport, an Israeli sports and fashion retail chain from 2001 through 2002 which was acquired by Club Hotel Chain. He was also co-founder and CEO of Sakal Insurance, an Israeli insurance agency specializing in corporate customers, from 2002 to 2005 which was acquired by Granit Insurance Agency of Israel.

Arnon Epstein has been our Chief Financial Officer and a director since August 11, 2006. He also is our corporate Secretary. Mr. Epstein is an independent entrepreneur and a business consultant. Mr. Epstein serves as Chief Executive Officer of STM1, LLC, our largest shareholder. From February 2003 to May 2004, he was Vice President Marketing, Sales and Business Development of International Tourist Attractions, a company that designs, develops, produces and installs innovative theme based multimedia tourist attractions incorporating special effects. From February 2002, through February 2003, he was Vice President Marketing and Business Development of Radiancy, Inc., the global market leader in professional light-based cosmetic and aesthetic devices, with sales in over 40 countries worldwide. From September 2000, through February 2002, Mr. Epstein was the Business Development Director of Comverse, a subsidiary of Comverse Technologies, a publicly held company that is engaged in the design, development, manufacture, marketing, and support of software, systems, and related services for multimedia communication and information processing applications for network operators.

None of our directors or officers is a director in any other reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. There are no family relationships among our directors or officers. We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to our Company or any of our subsidiaries or has a material interest adverse to it or any of it subsidiaries.

Audit Committee

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is of the opinion that an audit committee is not necessary since the Company has only two directors and to date, such directors have been performing the functions of an audit committee.

Compliance with Section 16(a) of the Exchange Act

Section 16 of the Securities Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us.

Based on a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during 2006 all of our officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements, except that Guy Wolf, our Chief Executive Officer and a Director, was late in filing his Form 3 and a Form 4 reporting his purchase of 1,800,000 shares; STM, our controlling stockholder, was late in filing its Form 3; Arnon Epstein, our chief Financial Officer and a Director, was late in filing his Form 3 and a Form 4 reporting the sale of 681,245 shares by Xendrix Investments, Ltd., of which he is the beneficial owner; Hagith Shahal, the beneficial owner of Standard Investment (UK)PLC, which owns 80% of STM, was late in filing her Form 3. In addition, Jonah Meer, a former director, was late in filing his Form 3; James H. Bashaw, our former chief executive officer and former director, was late in filing Forms 4 reporting sales of 52,750 shares and 205,725 shares; and Richard R. Cook, our former chief financial officer, was late in filing a Form 4 reporting the sale of 205,725 shares.

Code of Ethics

The Company does not have a Code of Ethics applicable to its executive officers and directors, because it has only two persons acting as its officers and directors.

ITEM 10. Executive Compensation

During the period from our incorporation on September 24, 1999 through May 4, 2006, James H Bashaw, was our President and Chief Executive Officer, and a Director. On May 4, 2006, Mr. Guy Wolf became our Chief Executive Officer and a Director in connection with the sale by Mr. Bashaw, our chief executive officer and former director, and Robert R. Cook, our former chief financial officer, of an aggregate of 4,698,238 shares, representing 78.55% of the outstanding shares, of our common stock to STM 1, LLC (“STM”), pursuant to a Stock Purchase Agreement dated May 3, 2006, resulting in a change in control of our company, During such time period, none of our executive officers earned compensation exceeding $100,000 per year.

We have no employment agreements with any of our directors or executive officers. We have no pension, health, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans. No stock options or stock appreciation rights were granted to any of our directors or executive officers during the period from September 24, 1999 (inception) through December 31, 2006.

Summary Compensation

The following table sets forth information concerning the compensation paid or earned for the periods indicated for services rendered to our company in all capacities by Guy Wolf, our Chief Executive Officer since May 4, 2006 and prior thereto, James H. Bashaw. We pay Guy Wolf a salary of $6,000 per month, plus VAT taxes. None of our executive officers received or earned total compensation in excess of $100,000 during 2006.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total (j)
Guy Wolf CEO (1)	2006	$42,000						4,819(1)	$46,819
James H. Bashaw, President and CEO(2)	2006 2005	0 0							0 0

(1)	Mr. Wolf was appointed our CEO on May 4, 2006. We also reimburse Mr. Wolf for an automobile and associated expenses, plus a cell phone.

(2)	Mr. Bashaw resigned as CEO and President on May 4, 2006.

Outstanding Equity Awards

As of December 31, 2006, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2006.

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Guy Wolf (1)	-0-
Arnon Epstein (2)	-0-
Jonah Meer (3)	$16,000
Motti Dorfberger (4)	-0-
James H. Bashaw (5)	-0-
Richard R. Cook (5)	-0-

(1)	Mr. Wolf became a director on May 4, 2006.

(2)	Mr. Epstein became a director on August 11, 2006.

(3)	Mr. Meer was a director from May 4, 2006 to November 10, 2006.

(4)	Ms. Dorfberger was a director from May 4, 2006 to August 11, 2006.

(5)	Messrs. Bashaw and Cook resigned on May 4, 2006.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Change in Control

On May 4, 2006, James H. Bashaw, who was our President and Chief Executive Officer, and Richard R Cook, who was our Secretary, Treasurer and Chief Financial Officer sold an aggregate of 4,698,238 shares, representing 78.55% of the outstanding shares, of our common stock to STM, LLC (“STM 1”), for a total purchase price of $563,047, pursuant to a Stock Purchase Agreement dated 25, 2006, resulting in a change in control of our company. Subsequent to such change in control, Messrs. Bashaw and Cook resigned from their positions as directors and officers of our company, but retained 59,811 shares, which represented 1 percent of our outstanding shares.

As a result of its acquisition of shares of our common stock, STM has the ability to elect all of the members of the Board of Directors and has caused the election of the present Board .

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of March 15, 2007, the number of shares of our common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company, and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

As of March 15, 2007, we had outstanding 7,781,150 shares of common stock. There are no options, warrants or other securities convertible into shares of common stock. Except as otherwise indicated, each beneficial owner has sole voting and dispositive power with respect to the shares owned.

Name and Address	Amount and Nature of Beneficial Ownership	Percent

Owners of More than 5%
STM 1, LLC	4,698,238 (1)	60.38%
Corporation Trust Center
1209 Orange Street
Wilmington, DE 19801

Directors and Executive Officers
Guy Wolf
106 Levi-Eschol,	1,800,000	23.13%
Tel Aviv, 69361
Israel

Arnon Epstein
14 Hamatmid St.	4,698,238 (1)	60.38%
Ramat Gan, 52501,
Israel

All directors and executive officers as a	6,498,238	83.51%
group (2 persons)

(1)
Standard Investments, PLC, a Commonwealth of Dominica company, whose principal business is global investments, owns 80% of STM 1, LLC. The address of its principal office is P.O. Box 2331, Roseau, Commonwealth of Dominica, West Indies. Hagith Shahal, Kingsfordweg 151, 1043GR Amsterdam, Netherlands, is the beneficial owner of Standard Investment (UK)PLC.

Xendrix Investments, Ltd.., a British Virgin Islands company, whose principal business is global investments, owns 14.5% of STM 1, LLC. The address of its principal office is Qwomar Trading Building no. 6, third floor, Road Town, Tortola, British Virgin Islands. Arnon Epstein is the beneficial owner of Xendrix Investments, Ltd.

ITEM 12. Certain Relationships and Related Transactions; Director Independence

On September 5, 2006, Guy Wolf, our CEO, purchased 1,800,000 shares of our common stock for a purchase price of $ $90,014 ($0.05 per share).

None of our directors is “independent”, as that term is defined by the rules of any national securities exchange or NASDAQ.

ITEM 13. Exhibits

3.1	Articles of Incorporation, incorporated by reference herein from Exhibit 3(i) (A) to our Form 10-SB filed June 25, 2003.

3.2	Amended Articles of Incorporation, incorporated by reference herein from Exhibit 3(i)(B) to our Form 10-SB filed June 25, 2003.

3.3	Amended Articles of Incorporation, incorporated by reference herein from Exhibit 3(i)(C) to our Form 10-QSB for the fiscal quarter ended March 31, 2005.

3.4	By-laws incorporated by reference herein from Exhibit 3(ii) to our Form 10-SB filed June 25, 2003.

10.1	Stock Purchase Agreement with STM 1, LLC dated May 3, 2006, incorporated by reference herein from Exhibit 99 to our Form 8-K filed May 9, 2006.

31.1	Certification by Chief Executive Officer pursuant to Section 13a-14 of the Securities Exchange Act of 1934

31.2	Certification by Chief Financial Officer pursuant to Section 13a-14 of the Securities Exchange Act of 1934

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1830)

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1830)

ITEM 14. Principal Accountant Fees and Services

Berman, Hopkins, Wright & Laham, CPAs and Associates, LLC, "Berman Hopkins" audited the Company's 2006 and 2005 financial statements. Fees related to audit services performed in 2006 and 2005 were as follows:

	2006	2005
Audit Fees (1)	$15,418	$7,825
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

Total	$15,418	$7,825

(1) Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

We do not have an audit committee. Our Board of Directors has reviewed and discussed with Berman Hopkins the audited financial statements of the Company contained in the Company's Annual Report on Form 10-KSB for the Company's 2006 fiscal year. Our Board has also discussed with Berman Hopkins the matters required to be discussed pursuant to Public Company Accounting Oversight Board Standards and to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

Our Board has received and reviewed the written disclosures and the letter from Berman Hopkins required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Berman Hopkins its independence from the Company.

Our Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board recommended that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for its 2006 fiscal year for filing with the SEC.

Pre-Approval Policies.

The Board’s policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent auditor; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

Our Board pre-approved all of the fees described above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Credit One Financial, Inc.

Date: March 28, 2007	/s/ Guy Wolf
Guy Wolf Chief Executive Officer and Director (Principal Executive Officer)

/s/ Arnon Epstein
Arnon Epstein Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy Wolf	Chief Executive Officer and Director	March 28, 2007
Guy Wolf

/s/ Arnon Epstein	Chief Financial Officer, Secretary and Director	March 28, 2007
Arnon Epstein