Form 10QSB
period 2007-03-31
CREDIT ONE FINANCIAL INC
filed 2007-05-10
CIK 1201135

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2007

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

305-913-4120
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒    NO  ☐

Number of shares of common stock outstanding as of May 10, 2007: 7,781,150 shares of common stock.

Transitional Small Business Format:   YES ☐    NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☒     NO  ☐

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

CREDIT ONE FINANCIAL, INC.
(A Development Stage Company)
Balance Sheets

	Unaudited March 31, 2007	Audited December 31, 2006
ASSETS
Cash and Equivalents	$4,526	$15,433
Security Deposits	550	550
Total Current Assets	$5,076	$15,983

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
Accounts Payable	$8,620	$2,317
Officer's Salaries Payable	0	6,956
Total Current Liabilities	8,620	9,273
Stockholders' Equity (Deficit):
Common Stock, authorized 110,000,000 shares at $.001 par value each, 7,781,150 shares issued and outstanding	7,781	7,781
Additional Paid In Capital	160,633	160,633
Deficit Accumulated During the Development Stage	(171,958)	(161,704)
Total Stockholders' Equity (Deficit)	(3,544)	6,710
Total Liabilities and Stockholders' Equity (Deficit)	$5,076	$15,983

See Notes to Financial Statements

CREDIT ONE FINANCIAL, INC.
(A Development stage Company)
Unaudited Statements of Operations

		Three Months Ended 3/31/07		Three Months Ended 3/31/06		Cumulative Inception (9/24/99) to 3/31/07
Revenue:
Commissions		$0		$0		$11,397
Consulting		0		0		4,881
Interest		19		0		256
Total Revenue		19		0		16,534

Expenses:
Consulting Expense		0		0		6,892
Commission Expense		0		0		6,962
Stock Registration Expense		0		0		5,119
Interest Expense		0		0		9,143
General and Administrative Expenses		10,273		8,921		118,376
Salaries		0		0		42,000
Total Expenses		10,273		8,921		188,492

Pre-Tax Loss		(10,254)		$(8,921)		(171,958)
Income Tax (Provision) Benefit		0		0		0

Net Loss		$(10,254)		$(8,921)		$(171,958)

Net Loss Per Share	$	( .00)	$	$ ( .00)	$	( .03)

Weighted Average Shares Outstanding		7,781,150		5,981,150		5,403,752

See Notes to Financial Statements

Credit One Financial, Inc.
(A Development Stage Company)
Unaudited Statements of Cash Flows

	Three Months Ended 3/31/07	Three Months Ended 3/31/06	Cumulative Inception (9/24/99) to 3/31/07
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(10,254)	$(8,921)	$(171,958)
Adjustments to Reconcile Net Income to Cash from Operations:
Non-Cash Consulting Fees Paid with Common Stock	0	0	4,000
Non-Cash Legal Fees Paid with Common Stock	0	0	2,500
Non-Cash Expenses Contributed	0	75	1,054
Change in Balance of-
Security Deposits	0	200	(550)
Accounts Payable	6,303	0	8,620
Officer's Salaries Payable	(6,956)	0	0
Net Cash Used by Operations	(10,907)	(8,646)	(156,334)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock	0	0	152,760
Cash Loans from Shareholders	0	7,600	0
Additional Capital Contributed by Stockholder	0	0	8,100
Net Cash Provided by Financing Activities	0	7,600	160,860
Increase (Decrease) in Cash and Equivalents	(10,907)	(1,046)	4,526
Beginning Cash and Equivalents Balance	15,433	1,066	0
Ending Cash and Equivalents Balance	$4,526	$20	$4,526
Significant Non-Cash Transactions:
Payment of Notes Payable to Officers by Reducing Notes
Receivable from Officers	$0	$(7,600)	$(7,600)
Supplementary Disclosures:
Interest Paid	$0	$0	$9,143
Income Taxes Paid	$0	$0	$0

See Notes to Financial Statements

Credit One Financial, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
Cumulative from Inception, September 24, 1999, thru March 31, 2007

	Common Stock Shares	Common Stock Amount	Additional Paid In Capital	Deficit Stock Subscription Receivable	Accumulated During The Development Stage	Stock- holders' Equity (Deficit)

Founders Shares purchased for cash, @ $.00222/share November 29, 2001	4,500,000	$4,500	$5,500			$10,000
Net Loss for the Year Ended December 31, 2001					$(9,786)	(9,786)
Balance Ending December 31, 2001	4,500,000	4,500	5,500		(9,786)	214

Officer's Loan contributed to Capital			700			700
Shares sold for cash @ $.04/share on:
October 10, 2002	12,000	12	468			480
October 15, 2002	6,000	6	234			240
October 23, 2002	6,000	6	234			240
November 9, 2002	12,000	12	468			480
December 29, 2002	52,500	53	2,048			2,101
Net Loss for the Year ended December 31, 2002					(1,244)	(1,244)
Balance Ending December 31, 2002	4,588,500	4,589	9,652		(11,030)	3,211

Shares sold for cash @ $.04/share on:
January 24, 2003	15,000	15	585			600
March 7, 2003	12,000	12	468			480
March 26, 2003	15,000	15	585			600
April 25, 2003	9,000	9	351			360
April 26, 2003	6,000	6	234			240
April 28, 2003	6,000	6	234			240
April 29, 2003	9,000	9	351			360
May 5, 2003	6,000	6	234			240
May 7, 2003	26,700	27	1,041			1,068
May 12, 2003	6,000	6	234			240
June 4, 2003	4,200	4	164			168
September 24, 2003	92,000	92	3,588			3,680
November 7, 2003	50,250	50	1,960			2,010
November 28, 2003	42,000	42	1,638			1,680
Non-Cash Expenses Contributed by Officers			379			379
Legal Fees paid By issuing Shares valued at $.04/share on March 27, 2003	62,500	62	2,438			2,500
Officer's Shares Redeemed, by reducing Note
Payable due from Officer valued at $.04/share on December 31, 2003	(125,000)	(125)	(4,876)			(5,001)
Net Loss for the Year ended December 31,2003					(11,624)	(11,624)
Balance Ending December 31, 2003	4,825,150	4,825	19,260		(22,654)	1,431

Officer's Loans Contributed to Capital			7,400			7,400
Non-Cash Expenses Contributed By Officers			300			300
Shares Sold For cash @ $0.04/share on:
February 11, 2004	6,000	6	234			240
June 30, 2004	50,000	50	1,950			2,000
Non-Cash Expenses Paid by issuing Shares valued at $.04/ share on February 4, 2004 (as restated)	100,000	100	3,900			4,000
Net Loss for the Year Ended December 31, 2004 (as restated)					(14,638)	(14,638)
Balance Ending December 31, 2004 (as restated)	4,981,150	4,981	33,044		(37,292)	733

Shares sold to Officers by Subscription at $.04/share on March 30, 2005	1,000,000	1,000	39,000	(40,000)
Partial Payment of Stock Subscription Receivable by cancelling Notes Payable to Officers				16,992		16,992
Non-Cash Expense contributed by Officers			300			300
Net Loss for the Year Ended December 31, 2005					(16,759)	(16,759)
Balance Ending December 31, 2005	5,981,150	5,981	72,344	(23,008)	(54,051)	1,266

Payment of Stock Subscription Receivable				23,008		23,008
Non-Cash Expense contributed by Officers			75			75
Shares sold to Officers for cash at $.05/share on September 5, 2006	1,800,000	1,800	88,214			90,014
Net Loss for the Year Ended December 31, 2006					(107,653)	(107,653)
Balance Ending December 31, 2006	7,781,150	7,781	160,633		(161,704)	6,710
Net Loss for the Three Months Ended March 31, 2007					(10,254)	(10,254)
Balance Ending March 31, 2007	7,781,150	$7,781	$160,633	$0	$(171,958)	$(3,544)

See Notes to Financial Statements

CREDIT ONE FINANCIAL, INC.
Notes to Financial Statements
March 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The balance sheet as of March 31, 2007 and the statements of operations and cash flows for the three months then ended and for the period from inception, September 24, 1999, to March 31, 2007 have been prepared by Credit One Financial Inc. ("the Company") and are unaudited. In the opinion of management, all adjustments, which include normal reconciling adjustments, necessary for a fair presentation have been made.

These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2006, as included in the Company's Form 10-KSB for the year ended December 31, 2006.

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

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately $171,958 in net operating losses as of March 31, 2007, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods. The net operating loss carryforwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. The Company has no stock options, warrants or other potentially dilutive instruments outstanding at March 31, 2007.

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FINS 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present and disclose uncertain tax positions that the Company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition of amounts would be reported as a cumulative effect of a change in accounting principle. FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the financial statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosure about fair value measurements. FAS 157 is effective for our 2008 fiscal year. We are currently evaluating the impact of this standard on our financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”. FAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting FAS 159 to our financial statements.

NOTE 2 - GOING CONCERN

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

The Company currently has no business operations or revenues. Prior to May 4, 2006, the Company, on a limited basis, derived income from business consulting and transactions' brokerage. Through James H. Bashaw, our then President, the Company performed consultations regarding the financing of small commercial properties and brokered the financing of business notes, equipment leasing, factoring, ship's mortgages and commercial property. Such activities were performed only when they became available and not on a steady basis. These activities provided the Company with $16,278 in accumulated revenue from October 2000 to December 31, 2005, with most of the revenue, $9,782, being generated in 2001. Since Mr. Bashaw's resignation from his positions with the Company on May 4, 2006, the Company has ceased deriving revenues from such activities. To date, the Company has had no revenue from operations pursuant to its plan of operation.

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

To date, we have had no revenues from our plan of operations. As of March 31, 2007, the Company had assets of $5,076 and a total deficit accumulated during the development stage of $171,958. The revenues earned from the inception, September 24, 1999, through March 31, 2007 totaled $16,534. The revenue earned for the three months ended March 31, 2007 and March 31, 2006 was $19 and $0, respectively. Such revenues were derived from interest on bank deposits.

The expenses incurred from inception, September 24, 1999, through March 31, 2007 totaled $188,492. The expenses incurred for the three months ended March 31, 2007 and March 31, 2006 were $10,273 and $8,921, respectively. These expenses were for general and administrative expenses incurred.

Going Concern

The nature of the Company's financial status makes the Company lack the characteristics of a going concern. This is because the Company, due to its financial condition, will have to seek loans or the sale of its securities to raise cash to meet its cash needs. The Company has no revenue and no cash. The level of current operations does not sustain the Company's expenses and the Company has no commitments for obtaining additional capital. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

Recent Accounting Pronouncements

Recent accounting pronouncements that may impact the Company are disclosed in Note 2 to the financial statements.

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

None.

Item 3. Defaults Upon Senior Securities.

None
Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2007.

Item 5. Other Information.

None

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

Date: May 6, 2007	Credit One Financial, Inc.

/s/ Guy Wolf
Guy Wolf
Chief Executive Officer and Director (Principal Executive Officer)

/s/ Arnon Epstein
Arnon Epstein
Chief Financial Officer, Secretary and Director
(Principal Financial and Accounting Officer)