Form 10QSB
period 2007-06-30
CREDIT ONE FINANCIAL INC
filed 2007-08-14
CIK 1201135

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 2007

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to ____________________

      Commission file number:                       000-50320
                              _________________________________________________

                              CREDIT ONE FINANCIAL, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Florida                                   59-3641205
-------------------------------------------------------------------------------
State or other jurisdiction               (I.R.S. Employer Identification No.)
  of incorporation or organization)

                   80 Wall Street, Suite 818, New York, NY 10005
-------------------------------------------------------------------------------
                     (Address of principal executive offices)

                               (212) 809-1200
-------------------------------------------------------------------------------
                         (Issuer's telephone number)

                                     N/A
-------------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                        if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]


                 APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the exchange Act.)        Yes  [X]       No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,781,150 shares of common stock, par value $.001, as of August 14, 2007.

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [X]






                              CREDIT ONE FINANCIAL, INC.




                                 Table of Contents


Part I. Financial Information

Item1.  Financial Statements

  Balance Sheet as of June 30, 2007 (unaudited)......................          3

  Statements of Operations (unaudited) for the Three and Six Months
    Ended June 30, 2007 and 2006.....................................          4

  Statements of Cash Flows (unaudited) for the Six Months
    Ended June 30, 2007 and 2006.....................................          6

  Notes to Financial Statements......................................          7

Item 2. Management's Discussion and Analysis or Plan of Operation....         10

Item 3. Controls and Procedures......................................         12


Part II.   Other Information

Item 1.  Legal Information...........................................         13
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.         13
Item 3.  Defaults Upon Senior Securities.............................         13
Item 4.  Submission of Matters to a Vote of Security Holders.........         13
Item 5.  Other Information...........................................         13
Item 6.  Exhibits and Reports on Form 8-K............................         13

Signatures...........................................................         14





                       PART I.   FINANCIAL INFORMATION



ITEM 1.  Financial Statements




                         CREDIT ONE FINANCIAL, INC.
                       (A Development Stage Company)
                              Balance Sheet
                              (Unaudited)
                              June 30, 2007



                                 ASSETS


Current Assets:
Cash...........................................................     $      3,012
Security Deposit...............................................              550
                                                                   -------------
    Total Current Assets.......................................            3,562
                                                                   -------------

Total Assets...................................................     $      3,562
                                                                   =============


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities:
Accounts payable................................................    $     10,607
Loan payable to related party...................................          20,000
                                                                   -------------
    Total Current Liabilities...................................          30,607

Stockholders' Equity (Deficit):
Common stock: par value $.001; 110,000,000 shares authorized;
  7,781,150 shares issued and outstanding.......................           7,781
Additional paid-in capital......................................         160,633
Deficit accumulated during the development stage................       (195,459)
                                                                   -------------
    Total Stockholders' Equity (Deficit)........................        (27,045)
                                                                   -------------

Total Liabilities and Stockholders' Equity (Deficit)............   $       3,562
                                                                   =============









                         See notes to financial statements







                              CREDIT ONE FINANCIAL, INC.
                             (A Development Stage Company)
                               Statements of Operations
                                    (Unaudited)




                                                        Three months ended       Six months ended        Cumulative
                                                            June 30,                June 30,        Since Sept. 24, 1999
                                                     ------------------------ ---------------------     (Inception) to
                                                         2007        2006        2007       2006         June 30, 2007
                                                     ------------ ----------- ---------- ----------   ------------------
Revenue:
 Commissions.................................        $        -   $        -   $      -   $       -    $         11,397
 Consulting..................................                 -            -          -           -               4,881
                                                     ------------ ----------- ---------- -----------  ------------------
     Total revenue...........................                 -            -          -           -              16,278

Expenses
Consulting expense...........................                 -            -          -           -               6,892
Commission expense...........................                 -            -          -           -               6,962
Salary expense...............................                 -       13,860        895      13,860              42,895
General and administrative expense...........            23,501          433     32,879       9,354             146,101
                                                    ------------ ------------ ---------- -----------  -----------------
     Total expenses..........................            23,501       14,293     33,774      23,214             202,850
                                                    ------------ ------------ ---------- -----------  -----------------

Loss from operations.........................          (23,501)     (14,293)   (33,774)     (23,214)          (186,572)

Other income (expense)
Interest income..............................                 -            -         19            -                256
Interest expense.............................                 -            -          -            -            (9,143)
                                                    ------------ ------------ ---------- -----------  -----------------
     Total other expense.....................                 -            -         19            -            (8,887)
                                                    ------------ ------------ ---------- -----------  -----------------

Net loss before taxes........................          (23,501)     (14,293)   (33,755)     (23,214)          (195,459)

Income tax provision.........................                 -            -          -            -                  -
                                                    ------------ ------------ ---------- -----------  -----------------

Net loss.....................................       $  (23,501)  $  (14,293)  $ (33,755) $  (23,214)   $      (195,459)
                                                    ============ ===========  ========== ===========  =================



Basic and diluted loss per share.............       $    (0.00)  $    (0.00)  $   (0.00)  $   (0.00)
                                                    ===========  ===========  ==========  ===========

Weighted average common shares outstanding...        7,781,150     5,981,150   7,781,150   5,981,150
                                                    ===========  ===========  =========== ===========




                                   See notes to financial statements








                                      CREDIT ONE FINANCIAL, INC.
                                    (A Development Stage Company)
                                       Statements of Cash Flows
                                           (Unaudited)





                                                            Six Months Ended June 30,   Since Sept. 24, 1999
                                                         -----------------------------     (Inception) to
                                                             2007            2006           June 30, 2007
                                                         -------------- --------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss............................................     $     (33,755) $     (23,214)   $        (195,459)
Adjustments to reconcile net income to net cash
  used in operating activities:
  Non-cash consulting fees paid with common stock...                  -              -               4,000
  Non-cash legal fees paid with common stock........                  -              -               2,500
  Non-cash expenses contributed.....................                  -             75               1,054
Changes in operating assets and liabilities:
  Security deposit..................................                  -            200               (550)
  Increase (decrease) in accounts payable...........              8,290         14,293              10,607
  Increase (decrease) in salary payable.............            (6,956)              -                   -
                                                         -------------- --------------   -----------------
        Net cash used in operating activities.......           (32,421)        (8,646)           (177,848)
                                                         -------------- --------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock.............                  -              -             152,760
 Cash loan from related party.......................             20,000          7,600              20,000
 Additional capital contributed by shareholders.....                  -              -               8,100
                                                         -------------- --------------   -----------------
         Net cash provided by financing activities..             20,000          7,600             180,860
                                                         -------------- --------------   -----------------

Increase (decrease) in cash and cash equivalents....           (12,421)        (1,046)               3,012


Cash and cash equivalents, beginning of period......             15,433          1,066                   -
                                                         -------------- --------------    ----------------

Cash and cash equivalents, end of period............       $      3,012   $         20     $         3,012
                                                         ==============  =============    ================


SUPPLEMENTAL DISCLOSURE:

   Interest paid in cash............................      $          -   $          -      $        9,143
                                                          =============  =============     ===============
   Income taxes paid in cash........................      $          -   $          -      $            -
                                                          =============  =============     ===============





                               See notes to financial statements






                             CREDIT ONE FINANCIAL, INC.
                           Notes to Financial Statements
                                  June 30, 2007




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The balance sheet as of June 30, 2007 and the statements of operations and cash flows for the three- and six months then ended and for the period from inception, September 24, 1999, to June 30, 2007 have been prepared by Credit One Financial Inc. ("the Company") and are unaudited. In the opinion of management, all adjustments, which include normal reconciling adjustments, necessary for a fair presentation have been made.

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

On May 4, 2006, stockholders and officers sold 89.07 percent of their interest in the Company to an unrelated Purchaser. The sale amounted to 4,698,238 shares which represent 78.55 percent of the issued and outstanding shares of the Company. The sellers retained 59,811 shares which represents 1 percent of the issued and outstanding shares of the Company (See Note 4 for subsequent event regarding sale of shares to related purchasers).

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

On March 24, 2007, Gulf Wolf resigned from his positions as the Chief Executive Officer and a director, and Arnon Epstein resigned from his positions as the Chief Financial Officer, Secretary and a director of the Company.

On May 24, 2007, John E. Vidaver was appointed as the President, Chief Executive Officer, Chief Financial Officer, Secretary, and the sole director of the Company, to serve until the election and qualification of his successor(s).

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

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately $195,459 in net operating losses as of June 30, 2007, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods. The net operating loss carryforwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. The Company has no stock options, warrants or other potentially dilutive instruments outstanding at June 30, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements", which establishes a framework for reporting fair value and expands disclosure about fair value measurements. FAS 157 is effective for our 2008 fiscal year. We are currently evaluating the impact of this standard on our financial statements.

In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115". FAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting FAS 159 to our financial statements.

NOTE 2 - TRANSACTIONS WITH RELATED PARTIES

On May 10, 2007, the Company issued to Guy Wolf, a demand promissory note, in the principal amount of $20,000 (the "Note") in consideration for a $20,000 cash loan made by Mr. Wolf to the Company. Interest on the Note accrues at the rate of Libor plus 2% per year. Pursuant to the terms of the Note, the entire principal sum and all accrued interest due under the Note shall be paid ten business days after the Company's receipt of written demand for payment from Mr. Wolf.

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

NOTE 4 - SUBSEQUENT EVENT

On July 24, 2007, four shareholders of the Company, Guy Wolf; STM 1, LLC; Antonio Investments, Ltd; and Smart Trading, Ltd, sold a total of 6,962,438 shares, representing 89.48% of the Company's capital shares, to ten (10) persons for a total of $625,000 in cash. Simultaneous with the sale of securities, the Company's sole officer and director John Vidaver resigned, and appointed
Mr. Dicky Cheung as sole officer and director of the Company.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


As used in this Form 10-QSB, references to the "Company," the "Registrant," "we," "our" or "us" refer to Credit One Financial, Inc. unless the context otherwise indicates.

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

On July 24, 2007, four shareholders of the Company, Guy Wolf; STM 1, LLC; Antonio Investments, Ltd; and Smart Trading, Ltd, sold a total of 6,962,438 shares, which represent 89.48% of the Company's capital shares, to ten (10) persons for a total of $625,000 in cash. Simultaneous with the sale of securities, the Company's sole officer and director John Vidaver resigned, and appointed Mr. Dicky Cheung as sole officer and director of the Company.

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

To date, we have had no revenues from our plan of operations. As of June 30, 2007, the Company had assets of $3,562 and a total deficit accumulated during the development stage of $195,459. The revenues earned from the inception, September 24, 1999, through June 30, 2007 totaled $16,534. We have not earned any revenues from operations for the three and six months ended June 30, 2007 and 2006.

The expenses incurred from inception, September 24, 1999, through June 30, 2007 totaled $195,459. The expenses incurred for the six months ended June 30, 2007 and 2006 were $33,774 and $23,214, respectively. For the three months ended June 30, 2007 and 2006, the expenses incurred were $23,501 and $14,293, respectively. These expenses were for general and administrative expenses incurred.

Going Concern

The nature of the Company's financial status makes the Company lack the characteristics of a going concern. This is because the Company, due to its financial condition, will have to seek loans or the sale of its securities to raise cash to meet its cash needs. The Company has no revenue and no cash. The level of current operations does not sustain the Company's expenses and the Company has no commitments for obtaining additional capital. Thses factors, among others, raise substantial doubt about its ability to continue as a going concern.

Recent Accounting Pronouncements

Recent accounting pronouncements that may impact the Company are disclosed in
Note 2 to the financial statements.


Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.




                         PART II. OTHER INFORMATION



Item 1. Legal Proceedings.

        None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3. Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        N/A.

Item 5. Other Information.

        None

Item 6.  Exhibits and Reports on Form 8-K

 (a)    Exhibits:

Exhibit No.                     Title of Document
----------  --------------------------------------------------------------------
  31.1 Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K.

On June 7, 2007, the Company filed a Current Report on Form 8-K under Item 1.01 and Item 5.02 to report that (i) On May 10, 2007, the Company issued to Guy Wolf, a demand promissory note, in the principal amount of $20,000 in consideration for the loan made by Mr. Wolf to the Registrant; and (ii) on May 24, 2007, Guy Wolf resigned from his positions as the Chief Executive Officer, and a director of the Registrant; and on May 24, 2007, Arnon Epstein resigned from his positions as the Chief Financial Officer, Secretary and a director of the Registrant. At the same time, on May 24, 2007, John E. Vidaver was appointed as the President, Chief Executive Officer, Chief Financial Officer, Secretary, and the sole director of the Registrant.

On July 25, 2007, the Company filed a Current Report on Form 8-K under Items
5.01 and 5.02 to report that four shareholders of the Company, Guy Wolf; STM 1, LLC; Antonio Investments, Ltd; and Smart Trading, Ltd, sold a total of 6,962,438 shares, representing 89.48% of the Company's capital shares, to ten (10) persons for a total of $625,000 in cash. Simultaneous with the sale of securities, the Company's sole officer and director John Vidaver resigned, and appointed
Mr. Dicky Cheung as sole officer and director of the Company.





                                SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




CREDIT ONE FINANCIAL, INC.


Date:  August 14, 2007


By: /s/ Dicky Cheung
-----------------------------------------
Dicky Cheung
President, Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)