Form 10QSB
period 2007-09-30
CREDIT ONE FINANCIAL INC
filed 2007-11-07
CIK 1201135

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

              For the quarterly period ended September 30, 2007

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the transition period from ________________ to ___________________

       Commission file number:                     000-50320
                               ______________________________________________

                         CREDIT ONE FINANCIAL, INC.
-----------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                Florida                                  59-3641205
-----------------------------------------------------------------------------
State or other jurisdiction              (I.R.S. Employer Identification No.)
  of incorporation or organization)

                80 Wall Street, Suite 818, New York, NY 10005
-----------------------------------------------------------------------------
                   (Address of principal executive offices)

                             (212) 809-1200
-----------------------------------------------------------------------------
                       (Issuer's telephone number)

                                   N/A
-----------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]


                  APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the exchange Act.)      Yes  [ ]     No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,781,150 shares of common stock, par value $.001, as of November 6, 2007.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]   No [X]






                            CREDIT ONE FINANCIAL, INC.



                               Table of Contents


Part I. Financial Information

Item1.  Financial Statements

 Balance Sheet as of September 30, 2007 (unaudited).................         3

 Statements of Operations (unaudited) for the Three- and Nine
   Months Ended September 30, 2007 and 2006.........................         4

 Statements of Cash Flows (unaudited) for the Nine Months
   Ended September 30, 2007 and 2006................................         6

 Notes to Financial Statements......................................         7


Item 2. Management's Discussion and Analysis or Plan of Operation...        10

Item 3. Controls and Procedures.....................................        23


Part II.   Other Information

Item 1.  Legal Proceedings..........................................        23
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        23
Item 3.  Defaults Upon Senior Securities............................        23
Item 4.  Submission of Matters to a Vote of Security Holders........        23
Item 5.  Other Information..........................................        23
Item 6.  Exhibits and Reports on Form 8-K...........................        23

Signatures..........................................................        24





                  PART I.   FINANCIAL INFORMATION



ITEM 1.  Financial Statements



                        CREDIT ONE FINANCIAL, INC.
                      (A Development Stage Company)
                             Balance Sheet
                              (Unaudited)
                          September 30, 2007



                                ASSETS

Current Assets:
Cash.....................................................      $     19,980
Accounts receivable......................................             3,000
                                                               ------------
   Total Current Assets..................................            22,980


Other Assets
Project advance..........................................           100,000
                                                               ------------
   Total Other Assets....................................           100,000

Total Assets.............................................      $    122,980
                                                               ============



             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities:
Accounts payable.........................................       $    2,950
Salary payable...........................................            4,000
Accrued interest payable.................................              250
Loan payable to related party............................          120,000
                                                                -----------
    Total Current Liabilities............................          127,200

Stockholders' Equity (Deficit):
Common stock: par value $.001; 110,000,000 shares
  authorized; 7,781,150 shares issued and outstanding.....           7,781
Additional paid-in capital................................         187,678
Deficit accumulated during the development stage..........       (199,679)
                                                               -----------
     Total Stockholders' Equity (Deficit).................         (4,220)


Total Liabilities and Stockholders' Equity (Deficit)......     $   122,980
                                                              ============




                       See notes to financial statements






                                  CREDIT ONE FINANCIAL, INC.
                                (A Development Stage Company)
                                   Statements of Operations
                                        (Unaudited)




                                          Three months ended          Nine months ended           Cumulative
                                              September 30,             September 30,        Since Sept. 24, 1999
                                        --------------------------  ------------------------     (Inception) to
                                             2007        2006          2007         2006       September 30, 2007
                                        ------------ -------------  ------------ -----------   -------------------
Revenue:
 Service fees.......................    $     3,000  $          -    $     3,000  $        -    $         3,000
 Commissions........................              -             -              -           -             11,397
 Consulting.........................              -             -              -           -              4,881
                                        -----------  -------------  -------------  ----------   ---------------
       Total revenue................          3,000             -          3,000           -             19,278
                                        -----------  -------------  -------------  ----------   ---------------

Expenses
Consulting expense..................              -             -              -           -              6,892
Commission expense..................              -             -              -           -              6,962
Salary expense......................          4,000        16,140          4,895      30,000             46,895
General and administrative expense..          2,970        43,421         35,849      52,775            149,071
                                       ------------  ------------  -------------- -----------  ----------------
      Total expenses................          6,970        59,561         40,744      82,775            209,820
                                       ------------  ------------  -------------- -----------  ----------------

Loss from operations................        (3,970)      (59,561)       (37,744)     (82,775)         (190,542)

Other income (expense)
Interest income.....................              -            51             19           51               256
Interest expense....................          (250)             -          (250)            -           (9,393)
                                      -------------  ------------  -------------- ------------  ---------------
      Total other income (expense)..          (250)            51          (231)           51           (9,137)
                                      -------------  ------------  -------------- ------------  ---------------

Net loss before taxes...............        (4,220)      (59,510)       (37,975)      (82,724)        (199,679)

Income tax provision................              -             -              -             -                -
                                      -------------  ------------- -------------- ------------- ---------------

Net loss............................   $    (4,220)  $    (59,510)  $   (37,975)   $   (82,724)  $    (199,679)
                                      =============  ============= ============== ============== ==============



Basic and diluted loss per share....   $    (0.00)   $      (0.01)   $    (0.00)   $     (0.01)
                                       ===========   =============   ===========   ============

Weighted average common
   shares outstanding...............     7,781,150       6,489,846    7,781,150       6,153,209
                                       ===========   =============   ===========   ============





                               See notes to financial statements








                                  CREDIT ONE FINANCIAL, INC.
                                (A Development Stage Company)
                                   Statements of Cash Flows
                                         (Unaudited)





                                                          Nine Months Ended September 30,  Since Sept. 24, 1999
                                                         --------------------------------    (Inception) to
                                                               2007            2006         September 30, 2007
                                                         ----------------- -------------- ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...........................................       $      (37,975)   $    (82,724)    $        (199,679)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Non-cash consulting fees paid with common stock...                     -               -                4,000
 Non-cash legal fees paid with common stock........                     -               -                2,500
 Non-cash expenses contributed.....................                     -              75                1,054
Changes in operating assets and liabilities:
 Security deposit..................................                   550            (350)                   -
 Accounts receivable...............................               (3,000)                -             (3,000)
 Accounts payable..................................                   633           10,529               2,950
 Salary payable....................................               (2,956)            6,930               4,000
 Accrued interest payable..........................                   250                -                 250
                                                         ----------------- ----------------   ----------------
     Net cash used in operating activities.........              (42,498)         (65,540)           (187,925)
                                                         ----------------- ----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Project advance..................................             (100,000)                -           (100,000)
                                                         ----------------- ----------------  -----------------
     Net cash used in investing activities.........             (100,000)                -           (100,000)
                                                         ----------------- ----------------  -----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock...........                    -           113,022             152,760
  Cash loan from related party.....................              120,000                 -             120,000
  Additional capital contributed by shareholders...               27,045                 -              35,145
                                                          ---------------  ----------------  -----------------
     Net cash provided by financing activities.....              147,045           113,022             307,905
                                                          ---------------  ----------------  -----------------

Increase in cash and cash equivalents..............                4,547            47,482              19,980


Cash and cash equivalents, beginning of period......              15,433             1,066                   -
                                                          ---------------  ----------------  -----------------

Cash and cash equivalents, end of period............       $      19,980    $       48,548     $        19,980
                                                          ===============  ================  =================


SUPPLEMENTAL DISCLOSURE:

 Interest paid in cash...............................       $          -    $           -     $         9,143
                                                          ===============  ===============   ================
 Income taxes paid in cash...........................       $          -    $           -     $             -
                                                          ===============  ===============   ================




                                     See notes to financial statements





                         CREDIT ONE FINANCIAL, INC.
                       Notes to Financial Statements
                             September 30, 2007



NOTE 1. NATURE OF BUSINESS

Credit One Financial, Inc. (the "Company") was incorporated in the State of Florida on September 24, 1999. The Company was engaged in market research regarding the cost and availability of non-performing credit card debt portfolios. It was also engaged in research regarding the current market price for re-performing portfolios as well as the market prices offered for portfolios deemed non-collectable at the time of sale.

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

The shares purchased constitute a controlling interest in the Company. The purchasers through their control position have the ability to elect all of the members of the Board of Directors and have caused the election of the present Board.

The Company's current business plan is to provide funding, primarily in the form of advance, to small and medium-sized businesses that have good and feasible business plans with attractive prospects for profitability, but lacking capital to implement their business plans. The advances are on project basis, and typically the proceeds of the advance will be exclusively used as their working capital for the proposed projects.

The Company generates revenues by raising capital and advancing this capital to small and medium sized businesses companies. The advances the Company makes are not in the nature of a loan to any party or a direct ownership interest in a business or project. Instead, the advances constitute consideration for the rights to receive payments, the other rights or benefits provided by project agreements. If a project is profitable, the Company will have the right to receive a percentage of the net profits generated by the project the Company financed. In the event that there is an operating loss, or the net profits of the project is less than a minimum pre-determined amount, a service fee equal to such pre-determined minimum amount, generally in a range of 8-12% of the total amount the Company advanced per annum will be charged.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the audited financial statements of the Company for the most recent fiscal year ended December 31, 2006, as reported in Form 10-KSB filed on March 29, 2007.

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

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately $199,679 in net operating losses as of September 30, 2007, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods. The net operating loss carry forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. The Company has no stock options, warrants or other potentially dilutive instruments outstanding at September 30, 2007.

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

NOTE 3. TRANSACTIONS WITH RELATED PARTIES

On May 10, 2007, the Company issued to Guy Wolf, a demand promissory note, in the principal amount of $20,000 in consideration for a $20,000 cash loan made by Mr. Wolf to the Company. Interest on the note accrues at the rate of Libor plus 2% per year. Pursuant to the terms of the note, the entire principal sum and all accrued interest due under the note was to be paid ten business days after the Company's receipt of written demand for payment from Mr. Wolf. The note was contributed to capital (Please see note 4).

On July 25, 2007, the Company issued to Dicky Cheung, the President and CEO of the Company, a promissory note, in the principal amount of $20,000 in consideration for a $20,000 cash loan made by Mr. Cheung to the Company. Interest on the note accrues at the rate of 5% per year. Pursuant to the terms of the note, the entire principal sum and all accrued interest due under the note shall be paid on or before January 30, 2008.

On September 25, 2007, the Company issued to Dicky Cheung, the President and CEO of the Company, a promissory note, in the principal amount of $100,000 in consideration for a $100,000 cash loan made by Mr. Cheung to the Company. Interest on the note accrues at the rate of 5% per year. Pursuant to the terms of the note, the entire principal sum and all accrued interest due under the note shall be paid on or before March 25, 2008.

NOTE 4. CAPITAL STOCK AND CONTRIBUTED CAPITAL

At its inception on September 24, 1999, the Company was authorized to have outstanding 1,000 shares of common stock at $1.00 par value per share. On November 29, 2001, the Company amended its Articles of Incorporation, to authorize the maximum number of shares to have outstanding at any one time to be 10,000,000 shares of common stock having a par value of $0.001 per share.

On March 30, 2005, the Company amended its Articles of Incorporation, to authorize the maximum number of shares to have outstanding at any one time to be 110,000,000 shares of common stock having a par value of $0.001 per share. As of September 30, 2007, there were 7,781,150 shares of the Company's common stock issued and outstanding.

In connection with the sale of the majority of the common stock on July 24, 2007, the principal shareholders of the Company contributed an aggregate of $27,045 to the Company to pay off the loan (Please see Note 3 above and accounts payable). Such contributed capital was recorded as additional paid-in capital.

NOTE 5. GOING CONCERN

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

NOTE 6.  SUBSEQUENT EVENT

On October 5, 2007, the Company issued to Dicky Cheung, the President and CEO of the Company, a promissory note, in the principal amount of $500,000 in consideration for a $500,000 cash loan made by Mr. Cheung to the Company. Interest on the note accrues at the rate of 5% per year. Pursuant to the terms of the note, the entire principal sum and all accrued interest due under the note shall be paid on or before April 4, 2008



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


The discussion in this quarterly report on Form 10-QSB contains forward-looking statements. Such statements are based upon beliefs of management, as well as assumptions made by and information currently available to management of the Company as of the date of this report. These forward-looking statements can be identified by their use of such verbs as "expect", "anticipate", "believe" or similar verbs or conjugations of such verbs. If any of these assumptions prove incorrect or should unanticipated circumstances arise, the actual results of the Company could materially differ from those anticipated by such forward-looking statements.

Overview

The Company was incorporated in the State of Florida on September 24, 1999.
From inception to May 4, 2006, the Company was engaged in market research regarding the cost and availability of non-performing credit card debt portfolios. We were also engaged in research regarding the current market price for re-performing portfolios as well as the market prices offered for portfolios deemed non-collectable at the time of sale.

On May 4, 2006, James H. Bashaw, then our President and CEO, and Richard R. Cook, then our Secretary, Treasurer and CFO, sold an aggregate of 4,698,238 of their shares of the Company's common stock to STM 1, LLC. The shares sold by Messrs. Bashaw and Cook to STM 1, LLC represented 78.55% of our issued and outstanding shares of common stock. Subsequent to such change in control, Messrs. Bashaw and Cook resigned from their positions as our directors and officers.

From May 4, 2006 to July 24, 2007, we changed our business plan from contemplating the acquisition of non-performing accounts receivable to attempting to acquire other assets or business operations that will maximize shareholder value. No specific assets or businesses had been definitively identified. On July 24, 2007, four principal shareholders of the Company, Guy Wolf; STM 1, LLC; Antonio Investments, Ltd; and Smart Trading, Ltd, sold a total of 6,962,438 shares, which represented 89.48% of our capital shares, to ten persons for a total of $625,000 in cash. Simultaneous with the sale of the securities, the Company's sole officer and director John Vidaver resigned, and Dicky Cheung was appointed as our sole officer and director.

Our current business plan is to provide funding, primarily in the form of advance, to small and medium sized businesses companies, who have good and feasible business plans, but lacking capital to implement their business plans.

We have not been involved in any bankruptcy, receivership or similar proceeding.

Description of Business

We are currently engaged in providing project financing, primarily in the form of advance, to small and medium sized enterprises that have good and feasible business plans with attractive prospects for profitability, but lacking capital to implement their business plans. Our advances are on project basis, and typically the proceeds of the advance will be exclusively used as their working capital for the proposed project. We do not provide funding for general business purposes.

Our clients will be typically small and medium-sized independent businesses, most of whom are located in China, and in some cases, in other countries. Our focus is providing funding based on the quality of our clients' projects, ability to pay and the project's profitability. Our funding is generally secured, case by case, by various form of collateral pledged by clients. Such collateral includes fixed assets, receivables, inventories, as well as personal and validity guarantees from our clients' owners. ?

We generate revenues by raising capital and advancing this capital to small and medium sized businesses companies. The advances we make are not in the nature of a loan to any party or a direct ownership interest in a business or project. Instead, the advances constitute consideration for the rights to receive payments, the other rights or benefits provided by project agreements. If a project is profitable, we have the right to receive a percentage of the net
profits generated by the project we financed ("Success Fees").   In the event
that there is an operating loss, or the net profits of the project is less than a minimum pre-determined amount, a service fee equal to such pre-determined minimum amount, generally in a range of 8-12% of the total amount we advanced per annum will be charged ("Minimum Fees").

Success fees are charged and recognized only at conclusion of the project, and only if such project is profitable. The amount of success fees charged is based on our analyses of the risks the project involved. If the project is in a loss position, the amount of the Minimum Fees charged will be based on the time value of money. The amount of the fee payable on the funds advanced depends upon the risks of the projects, and length of time the funds are outstanding.

The advances are fully repayable whether the underlying project is lost or profitable. Minimum Fee payments may be made either monthly or quarterly.

Sales and Marketing

At present we do not have sales and marketing personnel to develop advertising and sales programs to our target market. We find projects to "invest in" through business connections of our executive officer. Business opportunities may also come to our attention from various sources, including professional advisers such as attorneys and accountants, venture capitalists, members of the financial community, and others who may present unsolicited proposals. No fees will be paid to the persons who refer a potential project to us for evaluation.

Project Selection

We believe that selection of projects is the essential ingredient of our business. We only contract with small businesses that, in our assessment, have the experience and acumen to implement business plans. ?Currently we intend to do business only with whom we have previously contracted business, or who are referrals from existing business clients.

The funding decisions of the Company are made on basis of risk analysis we perform internally as to the merits of each project proposed to be financed, the likelihood of its success, and its estimated value. The decision to advance, as well as the fees we charge is determined by this risk analysis. In analyzing prospective business opportunities, we will consider the following factors: (i) The available technical, financial and managerial resources; (ii) Working capital and other financial requirements of the target; (iii) The target's history of operations, if any; (iv) The target's prospects for the future; (v) The present and expected competition in the target's industry; (vi) The quality and experience of management services which may be available and the depth of that management within the target; (vii) The potential for further research, development or exploration in the target's industry; (viii) Specific risk factors which may be anticipated to impact the proposed activities of the project; (ix) The potential for growth or expansion and profit; and (x) Other relevant factors.

Competition

We compete with numerous companies that provide project funding. We have no proprietary competitive advantage. Accordingly, we believe that there are no substantial barriers to competitors entering the market. We may not be able to compete successfully against competitors with greater financial resources or access to potential business. Additionally, it is possible that competition may drive down the return on our advances, which may negatively impact the viability of our business model.

Given the lack of discoverable information about our competitors, we do not know how our method of operations and results compare to others in the industry. However, given the nature of the business opportunity presented within the industry, and management's belief that the market, though unquantifiable, is very large, there is always the possibility that new competitors with greater resources will commence operations and compete directly with us in such a manner as to harm our operational results and future prospects and reduce our ability to generate revenues.

Government Regulation

We intend to conduct our business in compliance with any applicable regulations, and are subject to general state and federal laws governing the conduct of businesses in general. In regard to our specific line of business, we are unaware of any state or federal regulations concerning project advances in any of the states in which we intend to do business in the foreseeable future. In the event that our activities are deemed to be loans, or in the event that we decide to extend loans as defined by state law, we intend to comply with any and all applicable finance and lending regulations. Each state has laws and regulations governing the business of lending money that differ from state to state. Therefore, prior to offering our funding services into a new jurisdiction we must conduct an extensive review of that state's regulatory framework to ensure compliance with the applicable regulations.

Research and Development

We are not currently conducting any research or development activities. We do not anticipate conducting such activities in the near future.

Government Contracts

There are no government contracts.

Patents, trademarks, franchises, concessions, royalty agreements or labor contracts

We don't own any patents, trademarks, copyrights, franchises, concessions, royalty agreements, or labor contracts.

Employees

In addition to our executive officer, we have one full time employee at this time. We may hire third party consultants or part-time employees from time to time. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be satisfactory.

Change in Shell Company Status

As reported on a Current Report on Form 8-K, under Item 5.06, filed October 10, 2007, with the Securities and Exchange Commission, the Company has ceased being a shell company as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS

To date we have entered into two project agreements with Tin Loon, a Hong Kong corporation, to advance it with an aggregate of $600,000. The proceeds of the advances will be used exclusively in Tin Loon as working capital for its graphite trading business.

During the quarter ended September 30, 2007, we had placed $100,000, and as of the date of this report, we have placed an aggregate of $600,000, in funding to a Hong Kong based small business firm, which as of September 30, 2007 we have collected $3,000 in fees. Pursuant to the agreements, we expect to collect a minimum service fee of $18,000 by December 31, 2007.

Results of Operations for the Three Months Ended September 30, 2007 and 2006

The following overview provides a summary of key information concerning our financial results for the three months ended September 30, 2007 and 2006.

Revenues


                           Three Months Ended
                             September 30,            Increase (Decrease)
                        ---------------------------------------------------
                              2007       2006           $             %
                        ----------- ------------   ------------- ----------
    Net Revenue          $   3,000   $       -      $   3,000         n/a
                        ---------------------------------------------------

Revenue:   We started conducting our business operation in September 2007.  For the three months ended September 30, 2007, we had net revenue of $3,000. For the three months ended September 30, 2006, we had not conducted any active operations. No revenue has been generated during such period.

Operating expenses

                               Three Months Ended
                                  September 30,         Increase (Decrease)
                            --------------------------------------------------
                                 2007        2006         $             %
                            ------------  ------------ ----------- -----------
   Salary expenses           $   4,000     $  16,140    $ (12,140)   (75.2)%
   General and
   administrative expenses       2,970        43,421      (40,451)   (93.2)%
                            --------------------------------------------------
  Total operating expenses   $   6,970     $  59,561    $ (52,591)   (88.3)%

Total operating expenses for the three month period ended September 30, 2007 decreased by $52,591, or approximately 88.3%, over the three month period ended September 30, 2006 because of decreased professional fees and general and administrative expenses.

Other income (expense)

                               Three Months Ended
                                  September 30,       Increase (Decrease)
                           --------------------------------------------------
                                 2007       2006          $           %
                           ------------- -----------  ---------- ------------
    Interest income           $     -     $    51       $  (51)      n/a
    Interest expense             (250)          -           250      n/a
                           ---------------------------------------------------
Total other income (expense)  $  (250)    $    51       $  (301)    (590)%

Our total other expense for the three months ended September 30, 2007 was $250, which consists of interest expense. We had $51 interest income and had no other expense for the same period of the prior year.

Net (loss)

               Three Months Ended September 30,        Increase (Decrease)
               ------------------------------------------------------------
                        2007          2006                 $         %
               ---------------- ----------------   --------------  --------
Net (loss)       $    (4,220)    $   (59,510)       $   55,290       92.9%
               ----------------  ----------------  --------------  ---------

For the three months ended September 30, 2007, we had a net loss of $4,220, or $0.00 per share, as compared to a net loss of $59,510, or $0.01 per share, for the same period of the previous year.


Results of Operations for the Nine Months Ended September 30, 2007 and 2006

Revenues

                               Nine Months Ended
                                  September 30,         Increase (Decrease)
                         -----------------------------------------------------
                               2007           2006           $          %
                         ----------------  ------------  ----------  ---------
    Net Revenue            $    3,000       $       -      $  3,000      n/a
                         ----------------  ------------  ----------- ----------

Revenue: We started conducting our business operation in September 2007. For the nine months ended September 30, 2007, we had net revenue of $3,000. For the same period of the prior year, we had not conducted any active operations. Therefore, no revenue had been generated during such period.

Operating expenses


                               Nine Months Ended
                                 September 30,         Increase (Decrease)
                          ---------------------------------------------------
                                2007       2006           $             %
                          ---------------------------------------------------
  Salary expenses          $    4,895    $   30,000    $  (25,105)   (83.7)%
  General and
   administrative expenses     35,849        52,775       (16,926)    (32.1)%
                          ---------------------------------------------------
Total operating expenses   $   33,744    $   82,775    $  (49,031)    (59.2)%

Total operating expenses for the nine month period ended September 30, 2007 decreased by $49,031, or approximately 59.2%, over the nine month period ended September 30, 2006 because of decreased professional fees and general and administrative expenses.

Other income (expense)

                                    Nine Months Ended
                                      September 30,      Increase (Decrease)
                               ------------------------------------------------
                                     2007        2006         $          %
                               -------------- ----------- ---------- ----------
     Interest income            $       19     $     51    $   (32)    (62.7)%
     Interest expense                (250)            -       (250)       n/a
                               ------------------------------------------------
Total other income (expense)    $    (231)     $     51    $  (282)     (552)%

Our total other expense for the nine months ended September 30, 2007 was $231, which consists of interest income of $19 and interest expense of $231. We had $51 of other income for the same period of the prior year, which consists of interest income.

Net loss

                       Nine Months Ended September 30,  Increase (Decrease)
                      -------------------------------------------------------
                            2007           2006            $            %
                      --------------- --------------- ------------- ---------
       Net loss      $ (37,975)      $ (82,724)     $  44,749         54.1%
                      -------------------------------------------------------

For the nine months ended September 30, 2007, we had a net loss of $37,975, or $0.01 per share, as compared to a net loss of $82,724, or $0.01 per share, for the same period of the previous year.

Operation Plan

During the next twelve months we plan to effectuate our business plan. We have cash balance of approximately $19,980 as of September 30, 2007. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. We will need to raise funds to continue to implement our business plan. We plan to raise funds through private placements, either in equity offerings, or interest bearing borrowings. We may also consider establishing relationships with selected business partners whose contributions include necessary cash. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with operations will be materially hindered.

Liquidity and Capital Resources

We have historically met our capital requirements through the issuance of stock and by borrowings from our executive officers and directors. On July 26, 2007, we entered into a promissory note with Dicky Cheng, our President and CEO, for the principal amount of $20,000. Pursuant to the note we promised to pay to the order of Dicky Cheung $20,000 together with accrued interest thereon at 5% per annum on or before January 30, 2008.

On September 25, 2007, we entered into a Promissory Note with Dicky Cheng for the principal amount of $100,000. ?Pursuant to the note we promised to pay to the order of Dicky Cheung the sum of $100,000 together with accrued interest thereon at 5% per annum in sixty (60) days. The principal amount of the note, along with all interest accrued and unpaid thereon, are due and payable in full on or before March 25, 2008.

On October 5, 2007, we entered into a Promissory Note with Dicky Cheng for the principal amount of $500,000. ?Pursuant to the note we promised to pay to the order of Dicky Cheung the sum of $500,000 together with accrued interest thereon at 5% per annum in sixty (60) days. The principal amount of the note, along with all interest accrued and unpaid thereon, are due and payable in full on or before April 5, 2008.

For the nine months ended September 30, 2007, our net cash used by operating activities was $42,498, attributable primarily to net loss of $37,975, increases in accounts receivable and payable of $2,363, and decreases in security deposit and net accrued expenses of $2,156. Our net cash used in investing activities was $100,000, which consisted of project advance. For the nine months ended September 30, 2007 our net cash provided by financing activities was $147,045, primarily by issuing $100,000 of promissory note to Dicky Cheung, as disclosed above and $27,045 contributed by the Company's principal shareholders in connection with their sale of the Company's controlling shares on July 24, 2007.

We believe that our existing cash and cash equivalent balance and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. We intend to raise additional capital in the next twelve months to fund growth and expansion through additional equity or debt financing. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to us.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

Our ability to continue as a going concern remains dependent upon successful operation under our business plan, obtaining additional capital and financing, and generating positive cash flow from operations. This is because the Company, due to its financial condition, may have to seek additional capital either through debt or equity offerings to meet its cash needs. The level of the Company's current operations does not sustain its expenses and the Company has no commitments for obtaining additional?capital. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

Critical Accounting Policies

Our financial statements and related public information are based on the application of generally accepted accounting principles in the United States ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that may have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.
We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. We base our estimates on historical experience and on various assumptions that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 to our financial statements. While all of these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements. Our critical accounting policies are discussed below.

Revenue Recognition

We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. Revenues consist primarily of success fees and service fees. Success fees are earned on investments in contracts, which are recognized upon receipt when a project is completed, and only if such project is profitable. Service fees are recognized in the period in which the advance has been made.


                                RISK FACTORS

An investment in the Company involves a high degree of risk. Investors should carefully consider the risks below before making an investment decision. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment. As of the date of this report, our management is aware of the following material risks.


                         Risks Related to Our Business

We are a development-stage company and until recently had no operating history, which makes it difficult to evaluate our business and prospects.

We were formed in September 1999, and until the closing of project funding transactions in September and October 2007 had no history of meaningful operations, which makes it difficult to evaluate our business and prospects. As an early stage company, we are subject to all the risks, uncertainties, expenses and difficulties inherent in a new business, and there are no assurances that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future.

We have historically had losses from operations and losses may continue in the future, which may cause us to curtail operations.

Since inception we have not been profitable and have lost money on both a cash and non-cash basis. For the year ended December 31, 2006 and for the nine months ended September 30, 2007, we had incurred net losses of $107,653 and $37,975, respectively. Our accumulated deficit at September 30, 2007 was $199,679. Future losses are likely to occur, as we are dependent on spending money to pay for our operations and implement our business plan. No assurances can be given that we will be successful in reaching or maintaining profitable operations.
If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

We have no prior experience in analyzing the business projects we plan to provide funding assistance, which increases the risk of our inability to expand, build and operate our business.

Our current board of directors and executive officer are experienced in business generally but has no prior experience in analyzing the business projects we plan to provide funding assistance. Due to his lack of experience, our executive officer may make wrong decisions. Consequently, we may suffer irreparable harm due to management's lack of experience in the industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

We are devoting a significant amount of our present efforts in establishing a new line of business and we have not yet achieved revenues. In their report dated March 28, 2007, our independent auditors have expressed doubt about our ability to continue as a going concern in our financial statements for the fiscal year ended December 31, 2006. Our ability to continue as a going concern is a result of recurring losses from operations, a stockholders' deficit, and requirement for a significant amount of capital financing to proceed with our business plan. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans where possible. The going concern uncertainty in the auditor's report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Our business is capital intensive. If we are not able to obtain adequate fund, we would be required to limit our operations significantly or cease operations entirely.

Our business is capital intensive, and our business strategy requires us to deploy sufficient capital in order to create the scale necessary to generate a profit. In order to become profitable, we must have sufficient working capital
to build a portfolio of investments in contracts.   If adequate funds are not
available, we would be required to limit our operations significantly or cease operations entirely. We have no immediate means for obtaining additional financing. There can be no assurance that such additional financing, when and if necessary, will be available to us on acceptable terms, or at all.

We could fail to attract or retain key personnel, which could be detrimental to our operations.

Our success largely depends on the efforts and abilities of our officers and directors, particularly Dicky Cheung, our President and CEO. ?The loss of his services could materially harm our business because of the cost and time necessary to find successors. Such a loss would also divert management attention away from operational issues. We do not have other key employees who manage our operations. To the extent that we are smaller than our competitors and have fewer resources, we may not be able to attract a sufficient number and quality of staff, when required.

Our operating results may fluctuate significantly, which makes our future results difficult to predict and could cause our operating results to fall below expectations.

Our operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and, therefore, prior results are not necessarily indicative of results to be expected in future periods.

Competition in the business we operate could limit our growth and harm our operating results.

We are a small company and have little market share in our target market. We compete with numerous companies that provide project funding. We have no proprietary competitive advantage. Accordingly, we believe that there are no substantial barriers to competitors entering the market. We may not be able to compete successfully against competitors with greater financial resources or access to potential business. Additionally, it is possible that competition may drive down the return on our advances, which may negatively impact the viability of our business model.

Given the lack of discoverable information about our competitors, we do not know how our method of operations and results compare to others in the industry. However, given the nature of the business opportunity presented within the industry, and management's belief that the market, though unquantifiable, is very large, there is always the possibility that new competitors with greater resources will commence operations and compete directly with us in such a manner as to harm our operational results and future prospects and reduce our ability to generate revenues.

Our directors have other business responsibilities which may cause conflicts of interest in the allocation of their time and services to our business.

Dicky Cheung, our sole officer, has other management responsibilities and business interests apart from our business. Therefore, it is possible that a conflict of interest with regard to his time may arise based on his involvement in other activities. His other activities will prevent him from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slow down in operations. Mr. Cheung currently devotes approximately 10-15 hours per week to company matters. Mr. Cheung intends to limit his role in his other business activities and devote more of his time to us after we attain a sufficient level of revenue and are able to provide sufficient officers' salaries.

Our sole officer and director are located outside of the U.S. It is difficult to effect service of process and enforcement of legal judgments upon us and our officers and directors.

Our sole officer and director are located outside of the United States. As a result, it may be difficult to effect service of process within the United States and enforce judgment of the US courts obtained against us and our executive officers and directors. Particularly, our shareholders may not be able to:

	o Effect service of process within the United States on us or any of our executive officers and directors;

	o Enforce judgments obtained in U.S. courts against us based upon the civil liability provisions of the U.S. federal securities laws;

	o Enforce, in a court outside of the U.S. judgments of U.S. courts based on the civil liability provisions of the U.S. federal securities laws; and

	o Bring an original action in a court in China to enforce liabilities against us or any of our executive officers and directors based upon the U.S. federal securities laws.


            Risks Related to Investment in Our Securities

A few of our existing shareholders own a large percentage of our voting stock and will have a significant influence over matters requiring stockholder approval and could delay or prevent a change in control.

As of the date of this report, Dicky Cheung, our President, CEO and the sole director, beneficially own 3,882,438 shares, or approximately 49.9%, of our outstanding common stock. As a result, if acting together with other shareholders, they may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, if acting together, may have the ability to control the management and affairs of the Company, which could have a material adverse effect on the value of the common stock.

There has been low volume and therefore inactive for our common stock, our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above your stock purchase price.

If you purchase shares of our common stock, you may not be able to resell those shares at or above your original purchase price. An active or liquid market in our common stock may not develop or, if it does develop, it may not be sustainable. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control.

Our common stock is listed on the Over-the-Counter Bulletin Board which may make it more difficult for stockholders to sell their shares and may cause the market price of our common stock to decrease.

Because our common stock is listed on the OTC Bulletin Board, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and limited coverage by security analysts and the news media of us. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was traded on NASDAQ or a national securities exchange, like the American Stock Exchange.

Because our common stock is deemed a low-priced "Penny" stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

    o Deliver to the customer, and obtain a written receipt for, a disclosure document;

    o  Disclose certain price information about the stock;

    o Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

    o Send monthly statements to customers with market and price information about the penny stock; and

    o In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

We have never declared or paid dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

We have never declared or paid dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions and other such factors as our Board of Directors may deem relevant.


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

         None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits:

Exhibit No.                     Title of Document
----------  -------------------------------------------------------------------
  31.1 Certification of CEO and CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

On September 27, 2007, the Company filed a Current Report on Form 8-K under Items 1.01 to report that the Company entered into a Project Agreement with Tin Loon Trading Company.

On October 10, 2007, the Company filed a Current Report on Form 8-K under Items 1.01, 2.01, and 5.06 to report that the Company has ceased being a shell company as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.




                                SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CREDIT ONE FINANCIAL, INC.


Date:  November 6, 2007


By: /s/ Dicky Cheung
----------------------------
Dicky Cheung
President, Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)