Form 10KSB
period 2007-12-31
CREDIT ONE FINANCIAL INC
filed 2008-04-01
CIK 1201135

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                FORM 10-KSB

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    For the Fiscal Year Ended December 31, 2007

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

           For The Transition Period From ________________To ___________________

                          Commission file number: 000-50320

                            CREDIT ONE FINANCIAL, INC
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                 Florida                              59-3641205
-------------------------------------------------------------------------------
  (State or other jurisdiction        (I.R.S. Employer Identification No.)
    of incorporation or organization)

                 80 Wall Street, Suite 818, New York, NY 10005
-------------------------------------------------------------------------------
           (Address of principal executive offices including zip code)

                               (212) 809-1200
-------------------------------------------------------------------------------
                     (Registrant's telephone number)

      Securities registered pursuant to Section 12(b) of the Act:  None

                        Common Stock, Par Value $0.001
-------------------------------------------------------------------------------
         Securities registered pursuant to Section 12(g) of the Act

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Act. ( )

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirement for the past 90 days.  Yes |X|   No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes |__|    No |X|

The issuer's revenues for its most recent fiscal year were:  $21,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $467,900.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of our common stock outstanding on March 31, 2008 was 7,781,150 shares.

Transitional Small Business Disclosure Format (check one):  Yes |__|  No |X|






                             TABLE OF CONTENTS


                                                                          Page
                                  Part I

Item 1.  Description of Business.......................................       3
Item 2.  Description of Property.......................................       6
Item 3.  Legal Proceedings.............................................       7
Item 4.  Submission of Matters to a Vote of Security Holders...........       7

                                  Part II

Item 5.  Market for Common Equity and Related Stockholder Matters and
          Small Business Issuer Purchase of Equity Securities..........       7
Item 6.  Management's Discussion and Analysis or Plan of Operation.....       8
Item 7.  Financial Statements..........................................      17
Item 8.  Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure.....................................      28
Item 8A (T). Controls and Procedures...................................      28
Item 8B. Other Information.............................................      29

                                 Part III

Item 9.  Directors, Executive Officers, Promoters, Control Persons
          and Corporate Governance: Compliance With Section 16(a)
          of the Exchange Act..........................................      29
Item 10. Executive Compensation........................................      32
Item 11. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters...................      33
Item 12. Certain Relationships and Related Transactions, and
          Director Independence........................................      34
Item 13.  Exhibits.....................................................      35
Item 14.  Principal Accountants Fees and Services......................      35

Signatures.............................................................      37







                                  PART I



Item 1.  DESCRIPTION OF BUSINESS


Background
----------

Credit One Credit Financial, Inc. (the "Company") was incorporated in the State of Florida on September 24, 1999. From inception to May 4, 2006, we were engaged in market research regarding the cost and availability of non-performing credit card debt portfolios. On May 4, 2006, James H. Bashaw, then our President and CEO, and Richard R. Cook, then our Secretary, Treasurer and CFO, sold an aggregate of 4,698,238 of their shares of the Company's common stock to STM 1, LLC. The shares sold by Messrs. Bashaw and Cook to STM 1, LLC represented 78.55% of our issued and outstanding shares of common stock. Subsequent to such change in control, Messrs. Bashaw and Cook resigned from their positions as our directors and officers.

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

After the change in control in 2007, the Company tried to provide funding, primarily in the form of advance, to small and medium sized businesses companies that have good and feasible business plans, but lacking capital to implement their business plans. In January 2008, the Company decided to cease its project financing business. On February 27, 2008, the Company entered into a Joint Venture Agreement with Global Select Limited in Hong Kong. Pursuant to the agreement, a joint venture company will be set up in Hong Kong, whereby the Company will contribute $16 million Hong Kong dollars, approximately $2.05 million, in exchange for 51.6% of the equity interest in the JVC, and Global Select and its partner will together contribute $15 million Hong Kong dollars, approximately $1.92 million, for 48.4% of the equity interest in the JVC. The purpose of the joint venture is to engage in a business of natural resources products, primarily graphite at this time, in China.

We have not been involved in any bankruptcy, receivership or similar proceeding.

Description of Business
-----------------------

The following is the description of the Company's business for the year ended December 31, 2007. In 2007, the Company was engaged in providing project financing, primarily in the form of advance, to small and medium sized enterprises, which have good and feasible business plans with attractive prospects for profitability, but lacking capital to implement their business plans. The Company's advances were on project basis, and typically the proceeds of the advance were exclusively used as their working capital for the proposed project. We did not provide funding for general business purposes.

Our clients were typically small and medium-sized independent businesses, most of whom were located in China, and in some cases, in other countries. Our focus was providing funding based on the quality of our clients' projects, ability to pay and the project's profitability. Our funding was generally secured, case by case, by various form of collateral pledged by clients. Such collateral included fixed assets, receivables, inventories, as well as personal and validity guarantees from our clients' owners.

We generated revenues by raising capital and advancing this capital to small and medium sized businesses companies. The advances we made were not in the nature of a loan to any party or a direct ownership interest in a business or project. Instead, the advances constituted consideration for the rights to receive payments, the other rights or benefits provided by project agreements. If a project was profitable, we had the right to receive a percentage of the net profits generated by the project we financed ("Success Fees"). In the event that there was an operating loss, or the net profits of the project was less than a minimum pre-determined amount, a service fee equal to such pre-determined minimum amount, generally in a range of 8-12% of the total amount we advanced per annum was charged ("Minimum Fees").

Success fees were charged and recognized only at conclusion of the project, and only if such project was profitable. The amount of success fees charged was based on our analyses of the risks the project involved. If the project was in a loss position, the amount of the Minimum Fees charged would be based on the time value of money. The amount of the fee payable on the funds advanced depends upon the risks of the projects, and length of time the funds were outstanding.

The advances were fully repayable whether the underlying project was lost or profitable. Minimum Fee payments may be made either monthly or quarterly.

Sales and Marketing
-------------------

In 2007, we didn't have sales and marketing personnel to develop advertising and sales programs to our target market. We found projects to "invest in" through business connections of our executive officer. Business opportunities may also come to our attention from various sources, including professional advisers such as attorneys and accountants, venture capitalists, members of the financial community, and others who may present unsolicited proposals. No fees will be paid to the persons who refer a potential project to us for evaluation.

Project Selection
-----------------

We believed that selection of projects is the essential ingredient of our business. We only contracted with small businesses that, in our assessment, have the experience and acumen to implement business plans. We intended to do business only with whom we have previously contracted business, or who are referrals from existing business clients.

The funding decisions of the Company were made on basis of risk analysis we perform internally as to the merits of each project proposed to be financed, the likelihood of its success, and its estimated value. The decision to advance, as well as the fees we charge is determined by this risk analysis. In analyzing prospective business opportunities, we will consider the following factors: (i) The available technical, financial and managerial resources; (ii) Working capital and other financial requirements of the target; (iii) The target's history of operations, if any; (iv) The target's prospects for the future; (v) The present and expected competition in the target's industry; (vi) The quality and experience of management services which may be available and the depth of that management within the target; (vii) The potential for further research, development or exploration in the target's industry; (viii) Specific risk factors which may be anticipated to impact the proposed activities of the project; (ix) The potential for growth or expansion and profit; and (x) Other relevant factors.

Competition
-----------

We competed with numerous companies that provide project funding. We have no proprietary competitive advantage. Accordingly, we believed that there are no substantial barriers to competitors entering the market. We may not be able to compete successfully against competitors with greater financial resources or access to potential business. Additionally, it is possible that competition may drive down the return on our advances, which may negatively impact the viability of our business model.

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

Government Regulation
---------------------

We intended to conduct our business in compliance with any applicable regulations, and are subject to general state and federal laws governing the conduct of businesses in general. In regard to our specific line of business, we are unaware of any state or federal regulations concerning project advances in any of the states in which we intend to do business in the foreseeable future. In the event that our activities are deemed to be loans, or in the event that we decide to extend loans as defined by state law, we intend to comply with any and all applicable finance and lending regulations. Each state has laws and regulations governing the business of lending money that differ from state to state. Therefore, prior to offering our funding services into a new jurisdiction we must conduct an extensive review of that state's regulatory framework to ensure compliance with the applicable regulations.

Research and Development
------------------------

In 2007 we didn't conduct any research or development activities. We didn't anticipate conducting such activities in the near future.

Government Contracts
--------------------

There were no government contracts.

Patents, trademarks, franchises, concessions, royalty agreements or labor
-------------------------------------------------------------------------
contracts
---------

We don't own any patents, trademarks, copyrights, franchises, concessions, royalty agreements, or labor contracts.

Employees
---------

In addition to our executive officer, we have one full time employee at this time. We may hire third party consultants or part-time employees from time to time. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be satisfactory.



Item 2.  DESCRIPTION OF PROPERTY


We lease our corporate office space, approximately 250 square feet, at 80 Wall Street, Suite 818, New York, NY 10005, under a twelve-month sublease, which expires on July 31, 2008. The rent is $650 per month. If we require additional space, we believe that we will be able to obtain such space on commercially reasonable terms.



Item 3.  LEGAL PROCEEDINGS


There are currently no legal proceedings to which we are a party to or to which our property is subjected, and to the best of our knowledge, no adverse legal activity is anticipated or threatened.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.




                                       PART II



Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES


Market Information
------------------

Our common stock has been quoted on the OTC Bulletin Board under the symbol "COFI.OB" since December 27, 2005. There is not an active trading market for our shares. The following table sets forth the range of quarterly high and sales prices of the common stock as reported on the OTC Bulletin Board for the periods indicated:


          Financial Quarter Ended        High        Low
          ------------------------    ----------  ----------
          September 30, 2006            0.37         0.33
          December 31, 2006             0.35         0.11
          March 31, 2007                0.25         0.20
          June 30, 2007                 0.25         0.20
          September 30, 2007            0.27         0.22
          December 31, 2007             0.22         0.12
          --------------------------------------------------

The quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Record Holders
--------------

As of December 31, 2007, we had approximately 48 holders of record of our common stock.

Dividends
---------

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

Purchases of Our Equity Securities
----------------------------------

We did not repurchase any shares of our common stock during the years ended December 31, 2007 and 2006.

Securities authorized for issuance under equity compensation plans
------------------------------------------------------------------

We do not have any equity compensation plans.

Transfer Agent
--------------

Our transfer agent is Island Stock Transfer of St. Petersburg, Florida.



Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Some of the information in this Annual Report on Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

     o   discuss our future expectations;
     o contain projections of our future results of operations or of our financial condition; and
     o   state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this Annual Report. See "Risk Factors."

Plan of Operation
-----------------

We were incorporated in the State of Florida on September 24, 1999. From inception to May 4, 2006, we were engaged in market research regarding the cost and availability of non-performing credit card debt portfolios. From May 4, 2006 to July 24, 2007, our business plan was changed from contemplating the acquisition of non-performing accounts receivable to attempting to acquire other assets or business operations that will maximize shareholder value.

After the change in control in July 2007, the Company tried to provide funding, primarily in the form of advance, to small and medium sized businesses companies that have good and feasible business plans, but lacking capital to implement their business plans. In January 2008, the Company decided to cease its project financing business. On February 27, 2008, the Company entered into a Joint Venture Agreement with Global Select Limited in Hong Kong. Pursuant to the agreement, a joint venture company will be set up in Hong Kong, whereby the Company will contribute $16 million Hong Kong dollars, approximately $2.05 million, in exchange for 51.6% of the equity interest in the JVC, and Global Select and its partner will together contribute $15 million Hong Kong dollars, approximately $1.92 million, for 48.4% of the equity interest in the JVC. The purpose of the joint venture is to engage in a business of natural resources products, primarily graphite at this time, in China.

Business Activities of the Company in 2007
------------------------------------------

In 2007, the Company tried to provide funding, primarily in the form of advance, to small and medium sized businesses companies that have good and feasible business plans, but lacking capital to implement their business plans. The Company's advances were on project basis, and typically the proceeds of the advance would be exclusively used as their working capital for the proposed projects.

We generated revenues by raising capital and advancing this capital to small and medium sized businesses companies. The advances we made were not in the nature of a loan to any party or a direct ownership interest in a business or project. Instead, the advances constituted consideration for the rights to receive payments, the other rights or benefits provided by project agreements. If a project is profitable, we had the right to receive a percentage of the net profits generated by the project we financed ("Success Fees"). In the event that there was an operating loss, or the net profits of the project was less than a minimum pre-determined amount, a service fee equal to such pre-determined minimum amount, generally in a range of 8-12% of the total amount we advanced per annum would be charged ("Minimum Fees").

Success fees were charged and recognized only at conclusion of the project, and only if such project is profitable. The amount of success fees charged is based on our analyses of the risks the project involved. If the project is in a loss position, the amount of the Minimum Fees charged will be based on the time value of money. The amount of the fee payable on the funds advanced depends upon the risks of the projects, and length of time the funds are outstanding.

In 2007 we entered into two project agreements with Tin Loon, a Hong Kong corporation, to advance it with an aggregate of $600,000. The proceeds of the advances were used exclusively in Tin Loon as working capital for its graphite trading business.

Results of Operations for the Years Ended December 31, 2007 and 2006
--------------------------------------------------------------------

Revenues
--------

The Company started its project financing business in September 2007. For the year ended December 31, 2007, the Company earned service fee of $21,000. No revenue was generated in fiscal 2006 because no active revenue generating activities were conducted.

Operating expenses
------------------

Operating expenses for the years ended December 31, 2007, and December 31, 2006, were $52,340 and $107,890, respectively. This significant decline of $55,550, or 51%, can be attributed to management's efforts to cut costs in 2007. The two biggest expense items of the Company were salary expense and general and administrative expenses. In 2007, the Company's salary expenses were decreased from $42,000 in 2006 to $10,895 in 2007.

Other income (expense)
----------------------

Our total other expense for the year ended December 31, 2007 was $6,856, which consists of $6,875 of interest expenses in connection with the borrowings from our President and CEO and interest income of $19. We had other income of $237 (interest income) for the prior year.

Net loss
--------

For the year ended December 31, 2007, we had a net loss of $38,196, or $0.01 per share, as compared to a net loss of $107,653, or $0.02 per share, for the previous year.


Liquidity and Capital Resources
-------------------------------

The Company has historically met its capital requirements through the issuance of stock and by borrowings from its executive officers and directors. On July 26, 2007, the Company entered into a promissory note with Dicky Cheung, our President and CEO, for the principal amount of $20,000. Pursuant to the note we promised to pay to the order of Dicky Cheung $20,000 together with accrued interest thereon at 5% per annum in sixty (60) days. The principal amount of the note, along with all interest accrued and unpaid thereon, are due and payable in full within 180 days.

On September 25, 2007, the Company entered into a Promissory Note with Dicky Cheung for the principal amount of $100,000. Pursuant to the note we promised to pay to the order of Dicky Cheung the sum of $100,000 together with accrued interest thereon at 5% per annum in sixty (60) days. The principal amount of the note, along with all interest accrued and unpaid thereon, are due and payable in full within 180 days.

On October 5, 2007, the Company entered into a Promissory Note with Dicky Cheung for the principal amount of $500,000. Pursuant to the note we promised to pay to the order of Dicky Cheung the sum of $500,000 together with accrued interest thereon at 5% per annum in sixty (60) days. The principal amount of the note, along with all interest accrued and unpaid thereon, are due and payable in full within 180 days.

As of December 31, 2007, the Company had cash balance of approximately $21,401. In the opinion of management, available funds will not satisfy the Company's capital requirements for the next twelve months. The Company will need to raise funds to implement its business plan. The Company intends to raise funds through private placements, either in equity offerings, or interest bearing borrowings. The Company may also need to consider establishing relationships with selected business partners whose contributions include necessary cash. There is no guarantee that the Company will be able to raise additional funds through offerings or other sources. If the Company is unable to raise funds, the Company's ability to continue with operations will be materially hindered.

Off-Balance Sheet Arrangements
------------------------------

As of December 31, 2007, there were no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern
-------------

The Company's ability to continue as a going concern remains dependent upon successful operation under our business plan, obtaining additional capital and financing, and generating positive cash flow from operations. This is because the Company, due to its financial condition, may have to seek additional capital either through debt or equity offerings to meet its cash needs. The Company has no significant revenue and has little cash. The level of current operations does not sustain the Company's expenses and the Company has no commitments for obtaining additional capital. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

Critical Accounting Policies
----------------------------

The Company's financial statements and related public information are based on the application of generally accepted accounting principles in the United States ("U.S. GAAP"). The U.S. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that may have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. We base our estimates on historical experience and on various assumptions that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Revenue Recognition
-------------------

We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition' ("SAB 104"). Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is p ersuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. Revenues consist primarily of success fees and service fees. Success fees are earned on investments in contracts, which are recognized upon receipt when a project is completed, and only if such project is profitable. Service fees are recognized in the period in which the advance has been made.

Recently Issued Accounting Standards
------------------------------------

In December, 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160. These standards are effective for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. Early adoption is prohibited. SFAS 141(R) requires changes in accounting for acquisitions and SFAS 160 will change the accounting for minority interests. The Company is evaluating the impact of these statements on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115". SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 to our financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are unable at this time to determine the effect that the adoption of SFAS 157 will have on our financial statements.


                                   RISK FACTORS


An investment in the Company involves a high degree of risk. Investors should carefully consider the risks below before making an investment decision. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment. As of the date of this filing, our management is aware of the following material risks.

                           Risks Related to Our Business
                           -----------------------------

We are a development-stage company and until recently had no operating history, which makes it difficult to evaluate our business and prospects.

We were formed in September 1999, and until September 2007 had no history of meaningful operations, which makes it difficult to evaluate our business and prospects. As an early stage company, we are subject to all the risks, uncertainties, expenses and difficulties inherent in a new business, and there are no assurances that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future.

We have historically had losses from operations and losses may continue in the future, which may cause us to curtail operations.

Since inception we have not been profitable and have lost money on both a cash and non-cash basis. For the year ended December 31, 2007, we had incurred net losses of $38,196. Our accumulated deficit at December 31, 2007 was $199,900. Future losses are likely to occur, as we are dependent on spending money to pay for our operations and implement our business plan. No assurances can be given that we will be successful in reaching or maintaining profitable operations. If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

We are devoting a significant amount of our present efforts in establishing a new line of business and we have not yet achieved revenues. In their report dated March 28, 2008, our independent auditors have expressed doubt about our ability to continue as a going concern in our financial statements for the fiscal year ended December 31, 2007. Our ability to continue as a going concern is a result of recurring losses from operations, a stockholders' deficit, and requirement for a significant amount of capital financing to proceed with our business plan. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans where possible. The going concern uncertainty in the auditor's report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Our success largely depends on the efforts and abilities of our officers and directors, particularly Dicky Cheung, our President and CEO. The loss of his services could materially harm our business because of the cost and time necessary to find successors. Such a loss would also divert management attention away from operational issues. We do not have other key employees who manage our operations. To the extent that we are smaller than our competitors and have fewer resources, we may not be able to attract a sufficient number and quality of staff, when required.

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

Our sole officer and director is located outside of the U.S. It is difficult to effect service of process and enforcement of legal judgments upon us and our officers and directors.

Our sole officer and director is located outside of the United States. As a result, it may be difficult to effect service of process within the United States and enforce judgment of the US courts obtained against us and our executive officers and directors. Particularly, our shareholders may not be able to:

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

               Risks Related to Investment in Our Securities
               ---------------------------------------------

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



Item 7.  FINANCIAL STATEMENTS




          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To The Board of Directors of
Credit One Financial, Inc.

We have audited the accompanying balance sheet of Credit One Financial, Inc., a development stage company, as of December 31, 2007 and the related statements of operations, stockholders' equity and cash flows for each of the two years then ended and for the period from inception to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Credit One Financial, Inc. as of December 31, 2007 and the results of its operations and its cash flows for each of the two years then ended and for the period from inception to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations and has no commitments for funding future operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Berman Hopkins Wright & Laham, CPAs and Associates, LLP
-----------------------------------------------------------
Berman Hopkins Wright & Laham, CPAs and Associates, LLP
Winter Park, Florida
March 28, 2008







                                CREDIT ONE FINANCIAL, INC.
                              (A Development Stage Company)
                                     Balance Sheet
                                   December 31, 2007




                                          ASSETS

Current Assets:
Cash and cash equivalents..................................      $      21,401
                                                                 -------------
     Total Current Assets..................................             21,401

Property, Plant & Equipment:
Furniture and fixtures.....................................              1,050
Less: Accumulated depreciation.............................               (17)
                                                                 -------------
     Total Property, Plant & Equipment.....................              1,033
                                                                 -------------
Other Assets:
Project advances...........................................            600,000
                                                                 -------------
     Total Other Assets....................................            600,000

Total Assets...............................................      $     622,434
                                                                 =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans payable...................................      $     620,000
Accrued  interest payable..................................              6,875
                                                                 -------------
     Total Current Liabilities.............................            626,875

Stockholders' Equity:
 Common stock: par value $0.001; 110,000,000 shares
   authorized; 7,781,150 shares issued and outstanding.....              7,781
Additional paid-in capital.................................            187,678
Deficit accumulated during the development stage...........          (199,900)
                                                                 -------------
     Total stockholders' equity............................            (4,441)
                                                                 -------------

Total Liabilities and Stockholders' Equity.................      $     622,434
                                                                 =============



                See accompanying notes to financial statements











                            CREDIT ONE FINANCIAL, INC.
                          (A Development Stage Company)
                             Statements of Operations
                For the Years ended December 31, 2007 and 2006
                         and Cumulative from Inception






                                                                                          Cumulative
                                                                                      Since Sept. 24, 1999
                                                            2007           2006      (Inception) to 12/31/2007
                                                       --------------  ------------- -------------------------
Revenue:
Service fees.....................................      $    21,000      $          -    $          21,000
Commissions......................................                -                 -               11,397
Consulting.......................................                -                 -                4,881
                                                      -------------    --------------  -------------------
     Total revenues..............................           21,000                 -               37,278

Expenses:
Consulting expense...............................                -             2,892                6,892
Commission expense...............................                -                 -                6,962
Salary expense...................................           10,895            42,000               52,895
General and administrative expense...............           41,445            62,998              154,667
                                                      -------------    --------------  -------------------
     Total expenses..............................           52,340           107,890              221,416
                                                      -------------    --------------  -------------------

Loss from operations.............................          (31,340)        (107,890)            (184,138)
                                                      -------------    --------------  -------------------
Other income (expense):
Interest income..................................                19              237                  256
Interest expense.................................           (6,875)                -             (16,018)
                                                      -------------    --------------  -------------------
     Total other income (expense)................           (6,856)              237             (15,762)
                                                      -------------    --------------  -------------------
Net loss before taxes............................          (38,196)        (107,653)            (199,900)

Income tax provision.............................                 -                -                     -
                                                      -------------    --------------  -------------------

Net loss.........................................     $    (38,196)     $  (107,653)    $       (199,900)
                                                      =============     =============  ===================


Basic and diluted loss per share.................     $      (0.01)     $     (0.02)
                                                      =============     =============

Weighted average common shares outstanding.......         7,781,150        6,567,999
                                                      =============     =============




                        See accompanying notes to financial statements






                             CREDIT ONE FINANCIAL, INC.
                           (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
       Cumulative from Inception, September 1999, Through December 31, 2007






                                                                        Additional        Stock          During The       Stock-
                                                 Common Stock            Paid-In       Subscription     Development      holders'
                                            Shares       Amount          Capital         Receivable          Stage          Equity
                                       --------------  ------------- --------------  ---------------  ------------- -------------
Founders shares purchased for cash @
  $.00222/share November 29, 2001          4,500,000    $    4,500     $     5,500                -               -  $     10,000

Net loss for the year ended Dec. 31, 2001          -             -               -                -      ($  9,786)       (9,786)
                                      --------------   ------------  --------------  ---------------  --------------  -----------
Balance December 31, 2001                  4,500,000         4,500           5,500                -         (9,786)           214

Officer's loan contributed to capital              -             -             700                -               -           700

Shares sold for cash @ $.04/share on
October 10, 2002                              12,000            12             468                -               -           480
October 15, 2002                               6,000             6             234                -               -           240
October 23, 2002                               6,000             6             234                -               -           240
November 9, 2002                              12,000            12             468                -               -           480
December 29, 2002                             52,500            53           2,048                -               -         2,101

Net loss for the year ended Dec 31, 2002           -             -               -                -          (1,244)      (1,244)
                                     ---------------   ------------  -------------- ----------------  -------------- -------------
Balance December 31, 2002                  4,588,500         4,589           9,652                -         (11,030)        3,211

Shares sold for cash @ $.04/share on
January 24, 2003                              15,000            15             585                -                -          600
March 7, 2003                                 12,000            12             468                -                -          480
March 26, 2003                                15,000            15             585                -                -          600
April 25, 2003                                 9,000             9             351                -                -          360
April 26, 2003                                 6,000             6             234                -                -          240
April 28, 2003                                 6,000             6             234                -                -          240
April 29, 2003                                 9,000             9             351                -                -          360
May 5, 2003                                    6,000             6             234                -                -          240
May 7, 2003                                   26,700            27           1,041                -                -        1,068
May 12, 2003                                   6,000             6             234                -                -          240
June 4, 2003                                   4,200             4             164                -                -          168
September 24, 2003                            92,000            92           3,588                -                -        3,680
November 7, 2003                              50,250            50           1,960                -                -        2,010
November 28, 2003                             42,000            42           1,638                -                -        1,680

Non-cash expenses contributed by officers           -            -             379                -                -          379

Legal fees paid by issuing shares valued at
 $.04/share on May 27, 2003                   62,500            62           2,438                -                -        2,500

Officer's shares redeemed, by reducing
  Note payable due from officer valued
  at $.04/share on December 31, 2003       (125,000)         (125)         (4,876)                -                -      (5,001)

  Net loss for the year ended December 31, 2003    -             -               -                -         (11,624)     (11,624)
                                     --------------- -------------- ---------------  ---------------    -------------- -----------
Balance December 31, 2003                  4,825,150         4,825          19,260                -         (22,654)        1,431

Officer's loans contributed to capital             -             -           7,400                -                -        7,400

Non-cash expenses contributed by officers          -             -             300                -                -          300

Shares sold for cash @ $.04/share on
 February 11, 2004                             6,000             6             234                -                -          240
 June 30, 2004                                50,000            50           1,950                -                -        2,000

Non-cash expenses paid by issuing
 Shares valued at $.04/share on
  February 4, 2004                           100,000           100            3,900                -               -        4,000

Net loss for the year ended December 31, 2004      -             -                -                -         (14,638)     (14,638)
                                    ----------------- ------------- ---------------- ----------------  --------------- ------------
Balance December 31, 2004                  4,981,150         4,981           33,044                -         (37,292)          733

Shares sold to officers by subscription at
 $.04/share on May 30, 2005                1,000,000         1,000           39,000          (40,000)               -            -

Partial payment of stock subscription
 Received by canceling Notes payable
 To officers                                       -             -                -            16,992               -       16,992

Non-cash expenses contributed by officers          -             -              300                 -               -          300

Net loss for the year ended December 31, 2005      -             -                -                 -         (16,759)    (16,759)
                                   ------------------ ------------- ---------------- -----------------  ---------------- ----------
Balance December 31, 2005                  5,981,150         5,981           72,344          (23,008)         (54,051)       1,266

Payment of stock subscription receivable           -             -                -            23,008                -      23,008

Non-cash expense contributed by officers           -             -               75                 -                -          75

Shares issued to officers for cash at
 $.05/share on September 5, 2006           1,800,000         1,800           88,214                  -               -      90,014

Net Loss for the year ended December 31, 2006      -             -                -                  -       (107,653)    (107,653)
                                   ------------------ ------------- ---------------- ------------------ --------------- ------------
Balance at December 31, 2006               7,781,150         7,781          160,633                  -       (161,704)        6,710

Non-cash expense contributed
 by shareholders                                   -             -           27,045                  -               -       27,045

Net Loss for the year ended December 31, 2007      -             -                -                  -        (38,196)     (38,196)
                                   ------------------ ------------- ---------------- ------------------ --------------- ------------
Balance at December 31, 2007               7,781,150   $     7,781   $      187,678    $             -   $   (199,900)  $   (4,441)
                                   ================== ============= ================ ================== =============== ============




                  See accompanying notes to financial statements









                                CREDIT ONE FINANCIAL, INC.
                             (A Development Stage Company)
                               Statements of Cash Flows
                   For the Years Ended December 31, 2007 and 2006
                              And Cumulative from Inception





                                                                                                    Cumulative
                                                                                                  From Inception
                                                                       2007             2006       To 12/31/2007
                                                                 ----------------  -------------  ----------------
Cash Flows from Operating Activities:
Net loss................................................         $       (38,196)   $  (107,653)   $     (199,900)
Adjustments to reconcile net income to net cash
 used in operating activities:
  Depreciation..........................................                       17              -                17
  Non-cash expenses contributed.........................                        -             75             1,054
  Non-cash consulting and legal fees paid with common stock                     -              -             6,500
Changes in operating assets and liabilities:
  Increase (decrease) in accrued interest payable.......                    6,875              -             6,875
  Increase (decrease) in security deposit...............                      550          (350)                 -
  Increase (decrease) in accounts payable...............                  (9,273)          9,273                 -
                                                                 ----------------  -------------- -----------------
      Net cash used in operating activities.............                 (40,027)       (98,655)          (185,454)
                                                                 ----------------  -------------- ------------------
Cash Flows from Investing Activities:
Purchase of property, plant and equipment...............                  (1,050)              -            (1,050)
Project advances........................................                (600,000)              -          (600,000)
                                                                 ----------------  --------------  ----------------
      Net cash used in investing activities.............                (601,050)              -          (601,050)
                                                                 ----------------  --------------  ----------------
Cash Flows from Financing Activities:
Proceeds from issuance of common stock..................                       -         113,022            152,760
Loan from a related party...............................                 620,000               -            620,000
Additional capital contributed by shareholders..........                  27,045               -             35,145
                                                                 ---------------   --------------  ----------------
      Net cash provided by financing activities.........                 647,045         113,022            807,905
                                                                 ---------------   --------------  ----------------

Increase in cash and cash equivalents...................                   5,968          14,367             21,401

Cash and cash equivalents, beginning of period..........                  15,433           1,066                  -
                                                                 ---------------  ---------------  ----------------
Cash and cash equivalents, end of period................          $       21,401  $       15,433    $        21,401
                                                                 ===============  ===============  ================

Supplemental disclosures:

Interest paid in cash...................................          $            -  $            0     $        9,143
                                                                 ===============  ===============   ===============
Income taxes paid in cash...............................          $            -  $            0     $            0
                                                                 ===============  ===============   ===============





                 See accompanying notes to financial statements






                             CREDIT ONE FINANCIAL, INC.
                            (A Development Stage Company)
                            Notes to Financial Statements
                                 December 31, 2007



Note 1 - Nature of Business

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

After the change in control in 2007, the Company tried to provide funding, primarily in the form of advance, to small and medium sized businesses companies that have good and feasible business plans, but lacking capital to implement their business plans. In January 2008, the Company decided to cease its project financing business.

On February 27, 2008, the Company entered into a Joint Venture Agreement with Global Select Limited in Hong Kong. Pursuant to the agreement, a joint venture company will be set up in Hong Kong, whereby the Company will contribute
$16 million Hong Kong dollars, approximately $2.05 million, in exchange for 51.6% of the equity interest in the JVC, and Global Select and its partner will together contribute $15 million Hong Kong dollars, approximately $1.92 million, for 48.4% of the equity interest in the JVC. The purpose of the joint venture is to engage in a business of natural resources products, primarily graphite at this time, in China.

Note 2 - Summary of Significant Accounting Policies

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

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately $199,900 in net operating losses as of December 31, 2007, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods. The net operating loss carry forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

Use of estimates in the preparation of the financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial instruments

The fair values of all financial instruments approximate their carrying values.

Foreign Currency

The functional and reporting currency of the Company is the US dollar. All transactions included in the financial statements were transacted in US dollars.

Impairment of long lived assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison for the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets which considers the discounted future net cash flows.

Furniture and fixtures

Acquisitions of furniture and equipment are recorded at cost. Improvements and replacements of furniture and equipment are capitalized. Maintenance and repairs that do not improve or extend the lives of furniture and equipment are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of each class of depreciable assets.

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. The Company has no stock options, warrants or other potentially dilutive instruments outstanding at December 31, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements subsequent to initial recognition. Prior to the issuance of SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited definitions for applying those definitions under GAAP. SFAS 157 is effective for us on a prospective basis for the reporting period beginning January 1, 2008. We are evaluating the impact of SFAS 157 on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure certain financial instruments at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of FIN 48 to have a material impact on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS 141(R). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the financial impact of SFAS 141(R) on our financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51, or SFAS 160. SFAS 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," or ARB 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS 141(R). In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning March 1, 2009. Earlier adoption is prohibited. We are currently assessing the financial impact of SFAS 160 on our financial statements.

Note 3 - Project Advances

In 2007, the Company entered into two project agreements with Tin Loon Trading Company, a Hong Kong corporation, to advance it an aggregate of $600,000. The proceeds were used exclusively by Tin Loon Trading as working capital for its graphite trading business. In consideration for the advances, the Company received the right to earn a certain percentage of the profit each quarter of Tin Loon Trading or a minimum fee. The Company earned $21,000 from the agreements during 2007. The agreements allow for the return of the advances and in March 2008 the Company received the $600,000 along with accrued interest.

Note 4 - Transactions with Related Parties

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

On October 5, 2007, the Company issued to Dicky Cheung, the President and CEO of the Company, a promissory note, in the principal amount of $500,000 in consideration for a $500,000 cash loan made by Mr. Cheung to the Company. Interest on the note accrues at the rate of 5% per year. Pursuant to the terms of the note, the entire principal sum and all accrued interest due under the note shall be paid on or before April 4, 2008.

Note 5 - Capital Stock and Contributed Capital

On March 30, 2005, the Company amended its Articles of Incorporation, to authorize the maximum number of shares to have outstanding at any one time to be 110,000,000 shares of common stock having a par value of $0.001 per share. As of December 31, 2007, there were 7,781,150 shares of the Company's common stock issued and outstanding.

In connection with the sale of the majority of the common stock on July 24, 2007, the principal shareholders of the Company contributed an aggregate of $27,045 to the Company to pay off the loan and accounts payable (Please see
Note 3 above). Such contributed capital was recorded as additional paid-in capital.

Note 6 - Going Concern

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


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


Item 8A(T).  CONTROLS AND PROCEDURES

Management of the Company, including its principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 2007, the period covered by the Annual Report on Form 10-KSB. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

We assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 based on the framework in "Internal Control Over Financial Reporting - Guidance for Smaller Public Companies" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, we determined that, as of December 31, 2007, the Company's internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.



Item 8B.  OTHER INFORMATION

None.



                                PART III



Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The members of our Board of Directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

Resignations and Appointments of Officers and Directors
-------------------------------------------------------

On July 24, 2007, simultaneous with the sale of the majority of the Company's common stock by four principal shareholders, the Company's sole officer and director John Vidaver resigned, and Mr. Dicky Cheung was appointed as sole officer and director of the Company. Mr. Vidaver's resignation was not a result of any disagreements with the Company.

Directors and Officers
----------------------

The following table sets forth the name, age, position and term of directorship, as applicable, of the Company's director and executive officer as of the date hereof.

    Name        Age                   Position
-------------  ----  ---------------------------------------------------------
Dicky Cheung    36   President, Chief Executive Officer, Chief Financial
                     Officer, Secretary and Director
------------------------------------------------------------------------------

Mr. Dicky Cheung has been the Company's President, CEO, CFO, Secretary and the sole Director since July 24, 2007. Mr. Cheung has been President of Companhhia Internacional Tek Tat Limitada, a privately held company located in Macau, since its formation in 2007. Companhia Internacional Tek Tat Limitada is a controlling shareholder of the Company. Since 2002, Mr. Cheung has been a self employed stock and bond investor.

Mr. Cheung has never held any position in a reporting company.

Significant Employees
---------------------

There are no significant employees other than our executive officer.

Family Relationships
--------------------

Not applicable.

Involvement in Certain Legal Proceedings
----------------------------------------

None.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that, as of the date of this filing, Mr. Dicky Cheung has not filed his "Initial Statement of Beneficial Ownership of Securities" on Form 3.

Election of Directors and Officers
----------------------------------

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified. Presently, Directors are not compensated for their services.

Audit Committee and Financial Expert
------------------------------------

We do not have an Audit Committee. Our sole director performs the same functions of an Audit Committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics
--------------

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

   o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

   o Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

   o   Compliance with applicable governmental laws, rules and regulations;

   o The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

   o   Accountability for adherence to the code.

We intend to formally adopt a written corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Nominating and Compensation Committees
--------------------------------------

We do not have standing Nominating or Compensation committees. Our Board of Directors performs the functions that would otherwise be delegated to such committees. We have elected not to have a Nominating or Compensation Committee at this time in that we are a development stage company with limited operations and resources. We anticipate that we will seek qualified independent directors to serve on the Board and ultimately form standing Audit, Nominating and Compensation committees.

Director Independence
---------------------

We are presently not required to comply with the director independence requirements of any securities exchange, which requires that a majority of a company's directors be independent. The board of directors of the Company intends to appoint additional members, each of whom will satisfy such independence requirements.

Review, approval and ratification of related party transactions
---------------------------------------------------------------

Given our small size and limited financial resources, we had not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with its executive officers, directors and significant stockholders. Yet, all such transactions were approved and ratified by our sole director. We intend to establish such policies and procedures so that such transactions will, on a going-forward basis, be subject to the review, approval or ratification of our board of directors, or an appropriate committee thereof.

Indebtedness of Executive Officers and Directors
------------------------------------------------

No executive officer, director or any member of these individuals' immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to us.



Item 10.  EXECUTIVE COMPENSATION


The following tables set forth the compensation of the Company's executive officers during the last two fiscal years:

Summary Compensation Table
--------------------------

                                    Summary Compensation Table

------------------------------------------------------------------------------------------------------------------
                                                                  Non-       Nonquali-
                                                                 Equity        fied
                                                                Incentive     Deferred       All
Name and                                      Stock    Option     Plan       Compensation   Other
Principal                   Salary   Bonus   Awards   Awards  Compensation    Earnings     Compensation    Total
Position            Year     ($)     ($)      ($)      ($)        ($)           ($)             ($)         ($)
------------------------------------------------------------------------------------------------------------------
Dicky Cheung        2007    6,000     -         -       -          -              -             -          6,000
CEO and             2006        -     -         -       -          -              -             -              -
President

Guy Wolf            2007        -     -         -       -          -              -             -              -
Former              2006   42,000     -         -       -          -              -             -         42,000
President & CEO
------------------------------------------------------------------------------------------------------------------



At the end of the last completed fiscal year, there were no "most highly compensated executive officers" as that term is defined in Item 402(a)(2) of Regulation S-B, and there were no additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as our executive officer.

Outstanding Equity Awards at Fiscal Year-End Table
--------------------------------------------------

The Company does not have any equity incentive plans. No option or stock awards have been granted to any of our executive officers or directors since our inception. Pursuant to Item 402(a)(4) of Regulation S-B, the Outstanding Equity Awards at Fiscal Year-End Table is omitted because there has been no compensation awarded to, earned by, or paid to any of the named executive officers or directors required to be reported in that table.

Compensation of Directors
-------------------------

The members of the Board of Directors are not compensated by us for their service as members of the Board of Directors, but may be reimbursed for reasonable expenses incurred in connection with attendance of meetings of the board of directors. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

Employment Contracts, Termination of Employment, Change-in-Control
------------------------------------------------------------------
Arrangements
------------

The Company has not entered employment agreements with its executive officers. There are no compensatory plans or arrangements, including payments to be received from us, with respect to a named executive officer, if such plan or arrangement would result from the resignation, retirement or any other termination of such executive officer's employment with us or form a change-in-control of us or a change in the named executive officer's responsibilities following a change-in-control.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


Security Ownership of Certain Beneficial Owners
-----------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2007, each person who is known by us to own beneficially more than 5% of our outstanding common stock. We have only one class of securities outstanding. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


                 Name and Address of         Amount & Nature of
Title of Class   Beneficial Owner            Beneficial Owner     Percent of Class
-------------  --------------------------  ---------------------  ---------------
Common Stock   Dicky Cheung                  3,882,438 shares           49.9%
               80 Wall Street, Suite 818
               New York, NY 10005
----------------------------------------------------------------------------------



Security Ownership of Management
--------------------------------

The following table sets forth certain information, as of December 31, 2007, as to each class of our equity securities beneficially owned by all of our directors and nominees, each of the named executive officers, and our directors and executive officers as a group.


                     Name and Address of      Amount & Nature of
 Title of Class       Beneficial Owner         Beneficial Owner      Percent of Class
---------------  -------------------------  ---------------------  -------------------
Common Stock         Dicky Cheung (1)          3,882,438 shares           49.9%
                     80 Wall Street, Suite 818
                     New York, NY 10005

                     All officers and directors
                     as a group                3,882,438 shares           49.9%
---------------------------------------------------------------------------------------

The persons named above do not have any specified rights to acquire, within 60 days of the date of this registration statement any options, warrants or rights and no conversion privileges or other similar obligations exist.

(1) Dicky Cheung is the President and CEO of the Company.

The company does not have any securities that are convertible into common stock.

Changes in Control
------------------

There are no arrangements that the management is aware of that may result in changes in control as that term is defined by the provisions of Item 403(c) of Regulation S-B. There are no provisions within our Articles or Bylaws that would delay or prevent a change of control.



Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

There is no material relationships between the Company and its current directors and executive officers other than the transactions and relationships described below.

Transactions with Related Persons
---------------------------------

On September 5, 2006 Guy Wolf, our Chief Executive Officer at that time, purchased 1,800,000 shares from us for an aggregate purchase price of $90,014.

On July 24, 2007, Companhhia Internacional Tek Tat Limitada, a company controlled by Dicky Cheung, our President, CEO and a Director, acquired an aggregate of 3,882,438 shares, or approximately 49.9%, of the Company's issued and outstanding common stock, from former directors and officers of the Company, for the aggregate cash purchase price of approximately $349,521.

Parents
-------

None

Promoters and Control Persons
-----------------------------

Please refer to the transactions disclosed above "Transactions with Related Persons."


Director Independence
----------------------

None of our directors is "independent", as that term is defined by the rules of any national securities exchange or NASDAQ.






Item13. EXHIBITS

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

   3.4 By-laws incorporated by reference herein from Exhibit 3(ii) to our Form 10-SB filed June 25, 2003.

  10.1 Stock Purchase Agreement with STM 1, LLC dated May 3, 2006, incorporated by reference herein from Exhibit 99 to our Form 8-K filed May 9, 2006.

   31.1 Certification pursuant to Section 13a-14 of the Securities Exchange Act of 1934

   32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1830)



Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


Berman, Hopkins, Wright & Laham, CPAs and Associates, LLP, "Berman Hopkins" audited the Company's 2007 and 2006 financial statements. Fees related to audit services performed in 2007 and 2006 were as follows:

                                           2007             2006
                                     ---------------   ----------------
Audit Fees (1)                        $     18,155      $      15,418
Audit Related Fees                             -0-                -0-
Tax Fees (2)                                 1,742                -0-
All Other Fees                                 -0-                -0-
                                     ---------------   ----------------
                Total                 $     19,897      $      15,418

(1) Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2) Tax fees represent fees for preparation of our tax returns.

We do not have an audit committee. Our Board of Directors has reviewed and discussed with Berman Hopkins the audited financial statements of the Company contained in the Company's Annual Report on Form 10-KSB for the Company's 2007 fiscal year. Our Board has also discussed with Berman Hopkins the matters required to be discussed pursuant to Public Company Accounting Oversight Board Standards and to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

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

Based on the review and discussions referred to above, the Board recommended that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for its 2007 fiscal year for filing with the SEC.

Pre-Approval Policies
---------------------

The Board's policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent auditor; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

Our Board pre-approved all of the fees described above.




                                       SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




CREDIT ONE FINANCIAL, INC.



By: /s/ Dicky Cheung
--------------------------
Dicky Cheung
President & CEO
(Principal Executive Officer and Principal Financial Officer)


Date:  March 31, 2008