Form 10QSB
period 2008-03-31
CREDIT ONE FINANCIAL INC
filed 2008-05-13
CIK 1201135

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________ to __________________

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


                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,781,150 shares of common stock, par value $0.001, as of May 13, 2008.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]   No [X]




                                 TABLE OF CONTENTS



Part I.   Financial Information

Item1.  Financial Statements

	  Balance Sheet as of March 31, 2008 (unaudited).................        3
   	  Statements of Operations (unaudited) for the Three Months
          Ended March 31, 2008 and 2007................................        4
    	  Statements of Cash Flows (unaudited) for the Three Months
          Ended March 31, 2008 and 2007................................        5
    	  Notes to Financial Statements..................................        6

Item 2. Management's Discussion and Analysis or Plan of Operation......        9
Item 3A(T). Controls and Procedures....................................       13


Part II.   Other Information

Item 1.  Legal Proceedings.............................................       13
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...       13
Item 3.  Defaults Upon Senior Securities...............................       13
Item 4.  Submission of Matters to a Vote of Security Holders...........       13
Item 5.  Other Information.............................................       13
Item 6.  Exhibits......................................................       13

Signatures.............................................................       14






                       PART I. FINANCIAL INFORMATION



ITEM 1.  Financial Statements




                            CREDIT ONE FINANCIAL, INC.
                          (A Development Stage Company)
                            Balance Sheet (Unaudited)
                                  March 31, 2008



                                     ASSETS


Current Assets:
 Cash and cash equivalents...............................        $      622,339
                                                                 --------------
     Total Current Assets................................               622,339

Property, Plant & Equipment:
 Furniture and fixtures..................................                 1,299
 Less: Accumulated depreciation..........................                  (78)
                                                                 --------------
     Total Property, Plant & Equipment...................                 1,221
                                                                 --------------

Total Assets.............................................        $      623,560
                                                                 ==============


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities:
 Accounts payable........................................        $        1,950
 Salary payable..........................................                 6,000
 Short-term loans payable................................               620,000
 Accrued interest payable................................                13,583
                                                                ---------------
     Total Current Liabilities...........................               641,533

Stockholders' Equity (Deficit):
 Common stock: par value $0.001; 110,000,000 shares authorized;
   7,781,150 shares issued and outstanding...............                 7,781
Additional paid-in capital...............................               187,678
Deficit accumulated during the development stage.........             (213,432)
                                                                ---------------
     Total stockholders' equity (deficit)................              (17,973)
                                                                ---------------

Total Liabilities and Stockholders' Equity (Deficit).....       $       623,560
                                                                ===============



              See accompanying notes to financial statements








                               CREDIT ONE FINANCIAL, INC.
                             (A Development Stage Company)
                               Statements of Operations
                  For the Three Months Ended March 31, 2008 and 2007
                             and Cumulative from Inception



                                                 Three Months Ended March 31,     Cumulative
                                               ------------------------------  From Inception
                                                     2008            2007       to 3/31/2008
                                               --------------- -------------- ---------------
Revenue:
Service fees.............................      $           -   $          -    $      21,000
Commissions..............................                  -              -           11,397
Consulting...............................                  -              -            4,881
                                               --------------  -------------  --------------
     Total revenues......................                  -              -           37,278

Expenses:
Consulting expense.......................                  -              -            6,892
Commission expense.......................                  -              -            6,962
Salary expense...........................              6,000              -           58,895
General and administrative expense.......             12,002         10,273          166,669
                                               -------------   -------------  --------------
     Total expenses......................             18,002         10,273          239,418
                                               -------------   -------------  --------------
Loss from operations.....................           (18,002)       (10,273)        (202,140)
                                               -------------   -------------  --------------
Other income (expense):
Interest income..........................             11,178             19           11,434
Interest expense.........................            (6,708)              -         (22,726)
                                               -------------   -------------  --------------
     Total other income (expense)........              4,470             19         (11,292)
                                               -------------   -------------  --------------
Net loss before taxes....................           (13,532)       (10,254)        (213,432)

Income tax provision.....................                  -              -                -
                                               -------------   -------------  --------------

Net loss.................................      $    (13,532)    $   (10,254)   $   (213,432)
                                               =============   =============   =============

Basic and diluted loss per share.........      $      (0.00)    $     (0.00)
                                               =============   =============

Weighted average common shares outstanding         7,781,150       7,781,150
                                               =============   =============






                 See accompanying notes to financial statements







                               CREDIT ONE FINANCIAL, INC.
                              (A Development Stage Company)
                                Statements of Cash Flows
                   For the Three Months Ended March 31, 2008 and 2007
                              And Cumulative from Inception


                                                                                             Cumulative
                                                                                            From Inception
                                                                    2007          2006      To 3/31/2008
                                                              -------------  -------------  -------------
Cash Flows from Operating Activities:
Net loss...................................................    $   (13,532)   $   (10,254)   $  (213,432)
Adjustments to reconcile net income to net cash
 used in operating activities:
 Depreciation..............................................              61              -             78
 Non-cash expenses contributed.............................               -              -          1,054
 Non-cash consulting and legal fees paid with common stock.               -              -          6,500
Changes in operating assets and liabilities:
 Increase (decrease) in accrued interest payable...........           6,708              -         13,583
 Increase (decrease) in salary payable.....................           6,000        (6,956)          6,000
 Increase (decrease) in accounts payable...................           1,950          6,303          1,950
                                                              -------------   ------------  -------------
     Net cash provided by (used in) operating activities...           1,187       (10,907)      (184,267)
                                                              -------------   ------------  -------------
Cash Flows from Investing Activities:
Purchase of property, plant and equipment..................           (249)              -        (1,299)
Return of project advances.................................         600,000              -              -
                                                              -------------   ------------  -------------
     Net cash provided by (used in) investing activities...         599,751              -        (1,299)
                                                              -------------   ------------  -------------
Cash Flows from Financing Activities:
Proceeds from issuance of common stock.....................               -              -        152,760
Loan from a related party..................................               -              -        620,000
Additional capital contributed by shareholders.............               -              -         35,145
                                                              -------------   ------------  -------------
     Net cash provided by financing activities.............               -              -        807,905
                                                              -------------   ------------  -------------

Increase in cash and cash equivalents......................         600,938       (10,907)        622,339

Cash and cash equivalents, beginning of period.............          21,401         15,433              -
                                                              -------------   ------------  -------------
Cash and cash equivalents, end of period...................   $     622,339   $      4,526   $    622,339
                                                              =============   ============  =============


Supplemental disclosures:

Interest paid in cash.....................................    $           -   $          -   $      9,143
                                                              =============   ============   ============
Income taxes paid in cash.................................    $           -   $          -   $          -
                                                              =============   ============   ============






                   See accompanying notes to financial statements






                           CREDIT ONE FINANCIAL, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               March 31, 2008


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the audited financial statements of the Company for the most recent fiscal year ended December 31, 2007, as reported in Form 10-KSB filed on April 1, 2008.

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately $213,432 in net operating losses as of March 31, 2008, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods. The net operating loss carry forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

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

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. The Company has no stock options, warrants or other potentially dilutive instruments outstanding at March 31, 2008.

Recent Accounting Pronouncements

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

Note 4 - Transactions with Related Parties

On July 25, 2007, the Company issued to Dicky Cheung, the President and CEO of the Company, a promissory note, in the principal amount of $20,000 in consideration for a $20,000 cash loan made by Mr. Cheung to the Company. Interest on the note accrues at the rate of 5% per year. Pursuant to the terms of the note, the entire principal sum and all accrued interest was due on or before January 30, 2008.

On September 25, 2007, the Company issued to Dicky Cheung, the President and CEO of the Company, a promissory note, in the principal amount of $100,000 in consideration for a $100,000 cash loan made by Mr. Cheung to the Company. Interest on the note accrues at the rate of 5% per year. Pursuant to the terms of the note, the entire principal sum and all accrued interest was due on or before March 25, 2008.

On October 5, 2007, the Company issued to Dicky Cheung, the President and CEO of the Company, a promissory note, in the principal amount of $500,000 in consideration for a $500,000 cash loan made by Mr. Cheung to the Company. Interest on the note accrues at the rate of 5% per year. Pursuant to the terms of the note, the entire principal sum and all accrued interest was due on or before April 4, 2008.

On April 2, 2008, the above three notes were extended under the same terms and conditions. The notes will be repaid with accrued interest until the Company has obtained third party financing or until the notes are converted into the equity shares of the Company.

Note 5 - Capital Stock and Contributed Capital

On March 30, 2005, the Company amended its Articles of Incorporation, to authorize the maximum number of shares to have outstanding at any one time to be 110,000,000 shares of common stock having a par value of $0.001 per share. As of March 31, 2008, there were 7,781,150 shares of the Company's common stock issued and outstanding.

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

Overview
--------

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

After the change in control in July 2007, the Company tried to provide funding, primarily in the form of advance, to small and medium sized businesses companies that have good and feasible business plans, but lacking capital to implement their business plans. The Company's advances were on project basis, and typically the proceeds of the advance would be exclusively used as their working capital for the proposed projects. From September 2007 to December 2007, we entered into two project agreements with a company in Hong Kong to advance it with an aggregate of $600,000. For this period, the Company earned service fee of $21,000.

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

Results of Operations for the Three Months Ended March 31, 2008 and 2007
------------------------------------------------------------------------

Revenues
--------

In January 2008, the Company decided to cease its project financing business. For the three months ended March 31, 2008, the Company did not realize any revenue. No revenue was generated in the same period of the previous year.

Operating expenses
------------------

Operating expenses for the three months ended March 31, 2008 and 2007, were $18,002 and $10,273, respectively. The significant increase in operating expense of $7,729, or 75.2%, was largely due to an increase in salary expenses of $6,000. The two biggest expense items of the Company were salary expense ($6,000, or 33.3%) and professional fees ($8,820, or 49.0%).

Other income (expense)
----------------------

Our total other income (expense) for the three months ended March 31, 2008 was $4,470, which consists of $6,708 of interest expenses in connection with the borrowings from our President and CEO and interest income of $11,178. The reason we received such interest income was because the Hong Kong company we provided the project financing did not return our advance until late March 2008. We had other income of $19 (interest income) for the same period of the prior year.

Net loss
--------

For the three months ended March 31, 2008, we had a net loss of $13,352, or $0.001 per share, as compared to a net loss of $10,254, or $0.001 per share, for the same period of the previous year.


Liquidity and Capital Resources
-------------------------------

The Company has historically met its capital requirements through the issuance of stock and by borrowings from its executive officers and directors. On July 26, 2007, the Company entered into a promissory note with Dicky Cheung, our President and CEO, for the principal amount of $20,000. Pursuant to the note we promised to pay to the order of Dicky Cheung $20,000 together with accrued interest thereon at 5% per annum in sixty (60) days. The principal amount of the note, along with all interest accrued and unpaid thereon, was due and payable in full within 180 days.

On September 25, 2007, the Company entered into a Promissory Note with Dicky Cheung for the principal amount of $100,000. Pursuant to the note we promised to pay to the order of Dicky Cheung the sum of $100,000 together with accrued interest thereon at 5% per annum in sixty (60) days. The principal amount of the note, along with all interest accrued and unpaid thereon, was due and payable in full within 180 days.

On October 5, 2007, the Company entered into a Promissory Note with Dicky Cheung for the principal amount of $500,000. Pursuant to the note we promised to pay to the order of Dicky Cheung the sum of $500,000 together with accrued interest thereon at 5% per annum in sixty (60) days. The principal amount of the note, along with all interest accrued and unpaid thereon, was due and payable in full within 180 days.

On April 2, 2008, the above three notes were extended under the same terms and conditions. The notes will be repaid with accrued interest until the Company has obtained third party financing or until the notes are converted into the equity shares of the Company.

As of March 31, 2008, the Company had cash balance of approximately $622,339. In the opinion of management, available funds will not satisfy the Company's capital requirements for the next twelve months. The Company will need to raise funds to implement its business plan. The Company intends to raise funds through private placements, either in equity offerings, or interest bearing borrowings. The Company may also need to consider establishing relationships with selected business partners whose contributions include necessary cash. There is no guarantee that the Company will be able to raise additional funds through offerings or other sources. If the Company is unable to raise funds, the Company's ability to continue with operations will be materially hindered.

Off-Balance Sheet Arrangements
------------------------------

As of March 31, 2008, there were no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

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



Item 1. Legal Proceedings

        None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6.  Exhibits

 Exhibit No.                     Title of Document
 ----------  ----------------------------------------------------------------
   31.1      Rule 13a-14(a)/15d- 14(a) Certification
   32.1      Section 1350 Certification






                                 SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CREDIT ONE FINANCIAL, INC.


Date:  May 13, 2008


By: /s/ Dicky Cheung
----------------------------
Dicky Cheung
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)