Form 10-Q
period 2008-06-30
CREDIT ONE FINANCIAL INC
filed 2008-08-11
CIK 1201135

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2008

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________ to __________________

      Commission file number:                      000-50320
                             _________________________________________________

                             CREDIT ONE FINANCIAL, INC.
------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                 Florida                                 59-3641205
------------------------------------------------------------------------------
  State or other jurisdiction             (I.R.S. Employer Identification No.)
      of incorporation or organization)

                 80 Wall Street, Suite 818, New York, NY 10005
------------------------------------------------------------------------------
                  (Address of principal executive offices)

                                 (212) 809-1200
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                       N/A
------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "larger accelerated filer", and "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer    [  ]        Accelerated filer     [  ]

 Non Accelerated filer      [  ] (Do not check if a smaller reporting company)

 Smaller Reporting Company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the exchange Act.)   Yes  [ ]        No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,781,150 shares of common stock, par value $0.001, as of August 11, 2008.




                                TABLE OF CONTENTS


Part I. Financial Information

Item1.     Financial Statements

	  Balance Sheets as of June 30, 2008 (unaudited) and
          December 31, 2007..............................................     4
	  Statements of Operations (unaudited) for the Three- and
          Six Months Ended June 30, 2008 and 2007........................     5
	  Statements of Cash Flows (unaudited) for the Six Months
	    Ended June 30, 2008 and 2007...................................     7
	  Notes to Financial Statements....................................     8

Item 2.   Management's Discussion and Analysis or Plan of Operation......    11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....    14

Item 4T.  Controls and Procedures........................................    15


Part II.  Other Information

Item 1.   Legal Proceedings...............................................   15
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.....   15
Item 3.   Defaults Upon Senior Securities.................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.............   15
Item 5.   Other Information...............................................   15
Item 6.   Exhibits........................................................   16

Signatures................................................................   16








                      PART I.   FINANCIALINFORMATION



ITEM 1.  Financial Statements




                               CREDIT ONE FINANCIAL, INC.
                             (A Development Stage Company)
                                    Balance Sheets

                                        ASSETS

                                                           June 30, 2008     December 31, 2007
                                                           -------------     -----------------
                                                            (Unaudited)

Current Assets:
 Cash and cash equivalents.....................            $     601,289       $       21,401
                                                           -------------      ---------------
     Total Current Assets......................                  601,289               21,401

Property, Plant & Equipment:
 Furniture and fixtures........................                    1,299                1,050
 Less: Accumulated depreciation................                    (143)                 (17)
                                                           -------------      ---------------
     Total Property, Plant & Equipment.........                    1,156                1,033
                                                           -------------      ---------------
Other Assets
Project advances...............................                        -              600,000
                                                           -------------      ---------------
      Total Other Assets.......................                        -              600,000
                                                           -------------      ---------------

Total Assets...................................             $    602,445       $      622,434
                                                           =============      ===============



                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities:
 Short-term loans payable......................             $   620,000        $       620,000
 Accrued interest payable......................                  20,292                  6,875
                                                           ------------        ---------------
     Total Current Liabilities.................                 640,292                626,875

Stockholders' Equity (Deficit):
 Common stock: par value $0.001; 110,000,000 shares authorized;
         7,781,150 shares issued and outstanding                  7,781                  7,781
 Additional paid-in capital....................                 187,678                186,678
 Deficit accumulated during the development stage             (233,306)              (199,900)
                                                           ------------        ---------------
     Total stockholders' equity (deficit)......                (37,847)                (4,441)
                                                           ------------        ---------------

Total Liabilities and Stockholders' Equity (Deficit)        $   602,445         $      622,434
                                                           ============        ===============




                      See accompanying notes to financial statements








                                   CREDIT ONE FINANCIAL, INC.
                                 (A Development Stage Company)
                                    Statements of Operations
                For the Three and Six Months Ended June 30, 2008 and 2007
                           and Cumulative from Inception (Unaudited)




                                                     Three months ended         Six months ended         Cumulative
                                                          June 30,                  June 30,          Since Sept. 24, 1999
                                                  ------------------------  -----------------------     (Inception) to
                                                      2008        2007          2008        2007          June 30, 2008
                                                  ------------ -----------  ------------ ----------   -------------------
Revenue:
Service fees................................      $         -  $        -    $         -  $       -     $       21,000
Commissions.................................                -           -              -          -             11,397
Consulting..................................                -           -              -          -              4,881
                                                  ------------ -----------  ------------ -----------  ------------------
     Total revenue..........................                -           -              -          -             37,278

Expenses
Consulting expense..........................                -           -              -          -              6,892
Commission expense..........................                -           -              -          -              6,962
Salary expense..............................            6,000           -         12,000        895             64,895
General and administrative expense..........            7,165      23,501         19,167     32,879            173,835
                                                  ----------- -----------  ------------- ----------   ----------------
      Total expenses........................           13,165      23,501         31,167     33,774            252,584
                                                  ----------- -----------  ------------- ----------   ----------------

Loss from operations........................         (13,165)    (23,501)       (31,167)   (33,774)          (215,306)

Other income (expense)
Interest income.............................                -           -         11,178         19             11,434
Interest expense............................          (6,708)           -       (13,417)          -           (29,434)
                                                  ----------- -----------  ------------- ----------- -----------------
      Total other income (expense)..........          (6,708)           -        (2,239)         19           (18,000)
                                                  ----------- -----------  ------------- ----------- -----------------

Net loss before taxes.......................         (19,873)    (23,501)       (33,406)   (33,755)          (233,306)

Income tax provision........................                -           -              -          -                  -
                                                  ----------- -----------  ------------- ----------- -----------------

Net loss....................................      $  (19,873) $  (23,501)  $    (33,406) $  (33,755)   $     (233,306)
                                                  =========== ===========  ============= =========== =================



Basic and diluted loss per share............      $   (0.00)  $    (0.00)  $     (0.00)  $    (0.01)
                                                  =========== ===========  ============= ===========

Weighted average common shares outstanding..       7,781,150    7,781,150     7,781,150    7,781,150
                                                  =========== ===========  ============= ===========





                        See accompanying notes to financial statements









                                CREDIT ONE FINANCIAL, INC.
                             (A Development Stage Company)
                                Statements of Cash Flows
                      For the Six Months Ended June 30, 2008 and 2007
                         And Cumulative from Inception (Unaudited)


                                                                                                   Cumulative
                                                                                                  From Inception
                                                                      2008           2007          To 6/30/2008
                                                                ---------------  -------------   -----------------
Cash Flows from Operating Activities:
Net loss.................................................        $     (33,406)   $    (33,755)   $      (233,306)
Adjustments to reconcile net income to net cash
used in operating activities:
  Depreciation...........................................                   126               -                143
  Non-cash expenses contributed..........................                     -               -              1,054
Non-cash consulting and legal fees paid with common stock                     -               -              6,500
Changes in operating assets and liabilities:
  Increase (decrease) in accrued interest payable........                13,417               -             20,292
  Increase (decrease) in salary payable..................                     -         (6,956)                  -
  Increase (decrease) in accounts payable................                     -           8,290                  -
                                                                  -------------   --------------  ----------------
     Net cash provided by (used in) operating activities               (19,863)        (32,421)          (205,317)
                                                                  -------------   --------------  ----------------
Cash Flows from Investing Activities:
Purchase of property, plant and equipment................                 (249)               -            (1,299)
Return of project advances...............................               600,000               -                  -
                                                                  -------------   --------------  ----------------
     Net cash provided by (used in) investing activities                599,751               -            (1,299)
                                                                  -------------   --------------  ----------------
Cash Flows from Financing Activities:
Proceeds from issuance of common stock...................                     -               -           152,760
Loan from a related party................................                     -          20,000           620,000
Additional capital contributed by shareholders...........                     -               -            35,145
                                                                  -------------   --------------  ---------------
     Net cash provided by financing activities...........                     -          20,000           807,905
                                                                  -------------   --------------  ---------------

Increase in cash and cash equivalents....................               579,888        (12,421)           601,289

Cash and cash equivalents, beginning of period...........                21,401          15,433                 -
                                                                  -------------   --------------  ---------------
Cash and cash equivalents, end of period.................         $     601,289    $      3,012    $      601,289
                                                                  =============   ==============  ===============

Supplemental disclosures:

   Interest paid in cash.................................          $          -     $         0     $       9,143
                                                                  ==============  ==============  ===============
   Income taxes paid in cash.............................          $          -     $         0     $           0
                                                                  ==============  ==============  ===============




                                  See accompanying notes to financial statements






                             CREDIT ONE FINANCIAL, INC.
                          (A Development Stage Company)
                            Notes to Financial Statements
                                   June 30, 2008


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

After the change in control in July 2007, the Company tried to engage some businesses of small and medium sized companies that have good and feasible business plans, but lacking working capital to implement their business plans. On February 27, 2008, the Company entered into a Joint Venture Agreement with Global Select Limited in Hong Kong. Pursuant to the agreement, a joint venture company will be set up in Hong Kong, whereby the Company will contribute $16 million Hong Kong dollars, approximately $2.05 million, in exchange for 51.6% of the equity interest in the JVC, and Global Select and its partner will together contribute $15 million Hong Kong dollars, approximately $1.92 million, for 48.4% of the equity interest in the JVC. The purpose of the joint venture is to engage in a business of natural resources products, primarily graphite at this time, in China.

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

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately $233,306 in net operating losses as of June 30, 2008, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods. The net operating loss carryforwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

Use of estimates in the preparation of the financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.Actual results could differ from those estimates.

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

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. The Company has no stock options, warrants or other potentially dilutive instruments outstanding at June 30, 2008.

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

Note 5 - Capital Stock and Contributed Capital

On March 30, 2005, the Company amended its Articles of Incorporation, to authorize the maximum number of shares to have outstanding at any one time to be 110,000,000 shares of common stock having a par value of $0.001 per share. As of June 30, 2008, there were 7,781,150 shares of the Company's common stock issued and outstanding.

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



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


The discussion in this quarterly report on Form 10-Q contains forward-looking statements. Such statements are based upon beliefs of management, as well as assumptions made by and information currently available to management of the Company as of the date of this report. These forward-looking statements can be identified by their use of such verbs as "expect", "anticipate", "believe" or similar verbs or conjugations of such verbs. If any of these assumptions prove incorrect or should unanticipated circumstances arise, the actual results of the Company could materially differ from those anticipated by such forward-looking statements.

Overview

The Company was incorporated in the State of Florida on September 24, 1999. From inception to May 4, 2006, the Company was engaged in market research regarding the cost and availability of non-performing credit card debt portfolios. From May 4, 2006 to July 24, 2007, the business plan of the Company was changed from contemplating the acquisition of non-performing accounts receivable to attempting to acquire other assets or business operations that will maximize shareholder value.

After the change in control in July 2007, the Company tried to engage some businesses of small and medium sized companies that have good and feasible business plans, but lacking capital to implement their business plans. On February 27, 2008, the Company entered into a Joint Venture Agreement with Global Select Limited in Hong Kong. Pursuant to the agreement, a joint venture company will be set up in Hong Kong, whereby the Company will contribute $16 million Hong Kong dollars, approximately $2.05 million, in exchange for 51.6% of the equity interest in the JVC, and Global Select and its partner will together contribute $15 million Hong Kong dollars, approximately $1.92 million, for 48.4% of the equity interest in the JVC. The purpose of the joint venture is to engage in a business of natural resources products, primarily graphite at this time, in China.

The Company is currently seeking equity financing. The proceeds will be used for the Company to enter into a business of natural resources products, primarily graphite at this time, in China, and pay back the loans the Company borrowed in 2007.

Results of Operations for the Three Months Ended June 30, 2008 and 2007

Revenues

For the three months ended June 30, 2008, the Company did not realize any revenue. No revenue was generated in the same period of the previous year.

Operating expenses

Operating expenses for the three months ended June 30, 2008 and 2007, were $13,65 and $23,501, respectively. For the three months ended June 30, 2008, the biggest expense items of the Company were salary expense ($6,000, or 45.6%) and professional fees ($4,943, or 37.5%).

Other income (expense)

Our total other income (expense) for the three months ended June 30, 2008 was $6,708, which represented the interest expenses in connection with the Company's borrowings from its officer. The Company had no other income or expenses for the three months ended June 30, 2007.

Net loss

For the three months ended June 30, 2008, the Company had a net loss of $19,783, or $0.003 per share, as compared to a net loss of $23,501, or $0.003 per share, for the same period of the previous year.

Results of Operations for the Six Months Ended June 30, 2008 and 2007

Revenues

For the six months ended June 30, 2008, the Company did not generate any revenue. No revenue was generated in the same period of the previous year.

Operating expenses

Operating expenses for the six months ended June 30, 2008 and 2007, were $31,167 and $33,774, respectively. For the six months ended June 30, 2008, the biggest expense items of the Company were salary expense ($12,000, or 38.5%) and professional fees ($13,763, or 40.8%).

Other income (expense)

The total other income (expense) for the six months ended June 30, 2008 was $2,239, which consists of $13,417 of interest expenses in connection with the Company's borrowings from its officer and interest income of $11,178. The reason the Company received such interest income was because the Hong Kong company it provided the project financing did not return the advance until late March 2008. The Company had no interest expenses, but had interest income of $19 for the same period of the prior year.

Net loss

For the six months ended June 30, 2008, the Company had a net loss of $33,406, or $0.004 per share, as compared to a net loss of $33,755, or $0.004 per share, for the same period of the previous year.

Liquidity and Capital Resources

The Company has historically met its capital requirements through the issuance of stock and by borrowings from its executive officers and directors. During 2007, the Company entered into three promissory notes with Dicky Cheung, the Company's President and CEO, for an aggregate principal amount of $620,000 with interest rate at 5% per year. On April 2, 2008, the above three notes were extended under the same terms and conditions. The notes will be repaid with accrued interest until the Company has obtained third party financing or until the notes are converted into the equity shares of the Company.

As of June 30, 2008, the Company had cash balance of approximately $601,289. The Company is currently seeking equity financing. The proceeds will be used for the Company to enter into a business of natural resources products, primarily graphite at this time, in China, and pay back the loans the Company borrowed in 2007.

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


Off-Balance Sheet Arrangements

None.


Going Concern

The Company's ability to continue as a going concern remains dependent upon successful operation under its business plan, obtaining additional capital and financing, and generating positive cash flow from operations. This is because the Company, due to its financial condition, may have to seek additional capital either through debt or equity offerings to meet its cash needs. The Company has no significant revenue and has little cash. The level of current operations does not sustain the Company's expenses and the Company has no commitments for obtaining additional capital. These factors, among others, raise substantial doubt about its ability to continue as a going concern.


Critical Accounting Policies

The Company's financial statements and related public information are based on the application of generally accepted accounting principles in the United States ("U.S. GAAP"). U.S. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that may have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to U.S. GAAP and are consistently applied. We base our estimates on historical experience and on various assumptions that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's market risk during the quarter or six months ended June 30, 2008. For additional information, refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.


Item 4T. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2008, the Company's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 and that such information is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Comission's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2008, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                       PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

None.


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.


Item 3.   Defaults Upon Senior Securities

None.


Item 4.   Submission of Matters to a Vote of Security Holders

None.


Item 5.   Other Information

None.


Item 6.   Exhibits

Exhibit No.                     Title of Document
-----------   ------------------------------------------------
   31.1        Rule 13a-14(a)/15d- 14(a) Certification
   32.1        Section 1350 Certification




                                        SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




CREDIT ONE FINANCIAL, INC.


Date:  August 11, 2008



By: /s/ Dicky Cheung
--------------------------------------------
Dicky Cheung, President, CEO and CFO
(Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)