Form 10-Q
period 2008-09-30
CREDIT ONE FINANCIAL INC
filed 2008-11-12
CIK 1201135

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2008

  [ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________________ to __________________

        Commission file number:                        000-50320
                               ________________________________________________

                               CREDIT ONE FINANCIAL, INC.
-------------------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

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

                                   (212) 809-1200
-------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)

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

   Large accelerated filer    [ ]       Accelerated filer     [ ]

   Non Accelerated filer   [ ]  (Do not check if a smaller reporting company)

   Smaller Reporting Company   [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the exchange Act.)      Yes  [ ]        No [X]


                  APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,781,150 shares of common stock, par value $0.001, as of November 10, 2008.









                              TABLE OF CONTENTS



Part I. Financial Information

Item1.  Financial Statements

    Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007. 4

    Statements of Operations (unaudited) for the Three- and Nine Months
      Ended September 30, 2008 and 2007....................................    5

    Statements of Cash Flows (unaudited) for the Nine Months Ended
      September 30, 2008 and 2007..........................................    7

    Notes to Financial Statements..........................................    8


Item 2. Management's Discussion and Analysis or Plan of Operation..........   11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........   14

Item 4T.  Controls and Procedures..........................................   15


Part II.   Other Information

Item 1.   Legal Proceedings................................................   15
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds......   15
Item 3.   Defaults Upon Senior Securities..................................   15
Item 4.   Submission of Matters to a Vote of Security Holders..............   15
Item 5.   Other Information................................................   15
Item 6.   Exhibits.........................................................   16

Signatures.................................................................   16








                       PART I.   FINANCIALINFORMATION




ITEM 1.  Financial Statements





                            CREDIT ONE FINANCIAL, INC.
                          (A Development Stage Company)
                                Balance Sheets



                                     ASSETS

                                                       September 30, 2008  December 31, 2007
                                                       -----------------   ------------------
                                                           (Unaudited)
Current Assets:
 Cash and cash equivalents.........................    $       595,151     $        21,401
                                                       ---------------     ---------------
     Total Current Assets..........................            595,151              21,401

Property, Plant & Equipment:
 Furniture and fixtures............................              1,299               1,050
 Less: Accumulated depreciation....................              (208)                (17)
                                                       ---------------    ----------------
     Total Property, Plant & Equipment.............              1,091               1,033
                                                       ---------------    ----------------
Other Assets
Project advances...................................                  -             600,000
                                                       ---------------    ----------------
        Total Other Assets.........................                  -             600,000
                                                       ---------------    ----------------

Total Assets.......................................     $      596,242      $      622,434
                                                       ===============    ================


                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
 Accounts payable..................................     $           32       $           -
 Salary payable....................................              6,000                   -
 Short-term loans payable..........................            620,000             620,000
 Accrued interest payable..........................             27,000               6,875
                                                       ---------------     ---------------
     Total Current Liabilities.....................            653,032             626,875

Stockholders' Equity (Deficit):
Common stock: par value $0.001; 110,000,000 shares
  authorized; 7,781,150 shares issued and outstanding            7,781               7,781
Additional paid-in capital.........................            187,678             186,678
Deficit accumulated during the development stage...          (252,249)           (199,900)
                                                       ---------------     ---------------
     Total stockholders' equity (deficit)..........           (56,790)             (4,441)
                                                       ---------------     ---------------

Total Liabilities and Stockholders' Equity (Deficit)   $       596,242      $      622,434
                                                       ===============     ===============



                      See accompanying notes to financial statements




                                  CREDIT ONE FINANCIAL, INC.
                                (A Development Stage Company)
                                   Statements of Operations
               For the Three and Nine Months Ended September 30, 2008 and 2007
                           and Cumulative from Inception (Unaudited)





                                            Three months ended      Nine months ended         Cumulative
                                               September 30,           September 30,     Since Sept. 24, 1999
                                          ----------------------- ---------------------      (Inception) to
                                             2008        2007        2008       2007        September 30, 2008
                                          ----------  ----------- ----------- ---------  ----------------------
Revenue:
Service fees..........................    $        -  $     3,000  $       -  $   3,000    $         21,000
Commissions...........................             -            -          -          -              11,397
Consulting............................             -            -          -          -               4,881
                                         ------------ ------------ ----------- ---------   -----------------
     Total revenue....................             -        3,000          -      3,000              37,278

Expenses
Consulting expense....................             -            -          -          -               6,892
Commission expense....................             -            -          -          -               6,962
Salary expense........................         6,000        4,000     18,000      4,895              70,895
General and administrative expense....         6,235        2,970     25,402     35,849             180,070
                                         ------------  ----------- ---------- ----------   ----------------
     Total expenses...................        12,235        6,970     43,402     40,744             264,819
                                         ------------  ----------- ---------- ----------   ----------------

Loss from operations..................      (12,235)      (3,970)   (43,402)   (37,744)           (227,541)

Other income (expense)
Interest income.......................             -            -     11,178         19              11,434
Interest expense......................       (6,708)        (250)   (20,125)      (250)            (36,142)
                                         -----------  ------------ ---------- ----------   ----------------
     Total other income (expense).....       (6,708)        (250)    (8,947)      (231)            (24,708)
                                         -----------  ------------ ---------- ----------   ----------------

Net loss before taxes.................      (18,943)      (4,220)   (52,349)   (37,975)           (252,249)

Income tax provision..................             -            -          -          -                   -
                                         -----------  ------------ ---------- ----------   ----------------

Net loss..............................   $  (18,943)  $   (4,220) $ (52,349)  $ (37,975)     $    (252,249)
                                         ===========  =========== ==========  ==========    ===============



Basic and diluted loss per share......   $    (0.00)  $    (0.00) $   (0.00)   $   (0.00)
                                         ===========  =========== ==========  ===========

Weighted average common
   shares outstanding.................     7,781,150    7,781,150  7,781,150    7,781,150
                                         ===========  =========== ==========  ===========



                 See accompanying notes to financial statements









                                CREDIT ONE FINANCIAL, INC.
                              (A Development Stage Company)
                                Statements of Cash Flows
                 For the Nine Months Ended September 30, 2008 and 2007
                          And Cumulative from Inception (Unaudited)





                                                                                            Cumulative
                                                                                          From Inception
                                                               2008            2007        To 9/30/2008
                                                         ---------------  --------------  ---------------
Cash Flows from Operating Activities:
Net loss..............................................    $     (52,349)   $    (37,975)   $    (252,249)
Adjustments to reconcile net income to net cash
used in operating activities:
  Depreciation........................................               191               -              208
  Non-cash expenses contributed.......................                 -               -            1,054
  Non-cash consulting and legal fees paid with common stock            -               -            6,500
Changes in operating assets and liabilities:
  Decrease in security deposit........................                 -             550                -
  Increase in accounts receivable.....................                 -         (3,000)                -
  Increase (decrease) in accrued interest payable.....            20,125             250           27,000
  Increase (decrease) in salary payable...............             6,000         (2,956)            6,000
  Increase (decrease) in accounts payable.............                32             633               32
                                                         ---------------  --------------- ----------------
     Net cash provided by (used in) operating activities        (26,001)        (42,498)         (211,455)
                                                         ---------------  --------------- ----------------
Cash Flows from Investing Activities:
 Purchase of property, plant and equipment............             (249)               -           (1,299)
 Return of project advances...........................           600,000               -                 -
 Project advances.....................................                 -       (100,000)                 -
                                                         ---------------   --------------  ---------------
     Net cash provided by (used in) investing activities         599,751       (100,000)           (1,299)
                                                         ---------------   --------------  ---------------
Cash Flows from Financing Activities:
 Proceeds from issuance of common stock...............                 -               -           152,760
 Loan from a related party............................                 -         120,000           620,000
 Additional capital contributed by shareholders.......                 -          27,095            35,145
                                                         ---------------   --------------  ---------------
    Net cash provided by financing activities.........                 -         147,045           807,905
                                                         ---------------   --------------  ---------------

Increase in cash and cash equivalents.................           573,750         (4,547)           595,151

Cash and cash equivalents, beginning of period........            21,401          15,433                 -
                                                         ---------------   --------------  ---------------
Cash and cash equivalents, end of period..............    $      595,151    $     19,980    $      595,151
                                                         ===============   ==============  ===============

Supplemental disclosures:

   Interest paid in cash..............................    $            0    $          0    $        9,143
                                                         ===============   ==============  ===============
   Income taxes paid in cash..........................    $            0    $          0    $            0
                                                         ===============   ==============  ===============





                                 See accompanying notes to financial statements





                           CREDIT ONE FINANCIAL, INC.
                         (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008



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

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately $252,249 in net operating losses as of September 30, 2008, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

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

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. The Company has no stock options, warrants or other potentially dilutive instruments outstanding at September 30, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS 141(R). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the financial impact of SFAS 141(R) on its financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51, or SFAS 160. SFAS 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," or ARB 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS 141(R). In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning March 1, 2009. Earlier adoption is prohibited. The Company is currently assessing the financial impact of SFAS 160 on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of FASB Statement 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") to require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company is currently assessing the financial impact of SFAS 161 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is currently evaluating the potential impact of the adoption of SFAS
No. 162.

In May 2008, the FASB issued FASB FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)". FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. Such separate accounting also requires accretion of the resulting discount on the liability component of the debt to result in interest expense equal to an issuer's nonconvertible debt borrowing rate. In addition, the FSP provides for certain changes related to the measurement and accounting related to derecognition, modification or exchange. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The impact of this standard cannot be determined until the transactions occur.

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

Note 5 - Capital Stock and Contributed Capital

On March 30, 2005, the Company amended its Articles of Incorporation, to authorize the maximum number of shares to have outstanding at any one time to be 110,000,000 shares of common stock having a par value of $0.001 per share. As of September 30, 2008, there were 7,781,150 shares of the Company's common stock issued and outstanding.

Note 6 - Issuance of Shares

On September 22, 2008, the Company entered into a Securities Purchase Agreement with sixteen investors in a private placement. Pursuant to the agreement, the Company issued and investors purchased an aggregate of 100,000,000 shares of the Company's common stock, par value $0.001 per share, at a price of $0.03 per share, for an aggregate consideration of $3,000,000 in cash. The proceeds will be used for the Company to enter into a business of natural resources products, primarily graphite at this time, in China. As of September 30, 2008, no subscription proceeds have been received.

Note 7 - Going Concern

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

The Company is currently seeking equity financing. On September 22, 2008, the Company entered into a Securities Purchase Agreement with sixteen investors in a private placement. Pursuant to the agreement, the Company issued and investors purchased an aggregate of 100,000,000 shares of the Company's common stock, par value $0.001 per share, at a price of $0.03 per share, for an aggregate consideration of $3,000,000 in cash. The proceeds will be primarily used for the Company to enter into a business of natural resources products, primarily graphite at this time, in China. As of September 30, 2008, no subscription proceeds have been received.

Results of Operations for the Three Months Ended September 30, 2008 and 2007

Revenues

For the three months ended September 30, 2008, the Company did not generate any revenue. For the same period of the prior year, the Company had $3,000 of revenue from service fees.

Operating expenses

Operating expenses for the three months ended September 30, 2008 and 2007, were $12,235 and $6,970, respectively. For the three months ended September 30, 2008, the biggest expense items of the Company were salary expense ($6,000, or 49.0%) and professional fees ($2,513, or 20.5%).

Other expense

Our total other expense for the three months ended September 30, 2008 was $6,708, which represented the interest expenses in connection with the Company's borrowings from its officer. For the three months ended September 30, 2007, the Company's interest expenses were $2,970.

Net loss

For the three months ended September 30, 2008, the Company had a net loss of $18,943, or $0.00 per share, as compared to a net loss of $4,220, or $0.00 per share, for the same period of the previous year.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

Revenues

For the nine months ended September 30, 2008, the Company did not generate any revenue. For the same period of the prior year, the Company had $3,000 of revenue from service fees.

Operating expenses

Operating expenses for the nine months ended September 30, 2008 and 2007, were $43,402 and $40,744, respectively. For the nine months ended September 30, 2008, the biggest expense items of the Company were salary expense ($18,000, or 44.2%) and professional fees ($16,276, or 40.0%).

Other income (expense)

The total other expense for the nine months ended September 30, 2008 was $8,947, which consisted of $20,125 of interest expenses in connection with the Company's borrowings from its officer and interest income of $11,178. The reason the Company received such interest income was because the Hong Kong company it provided the project financing did not return the advance until late March 2008. The Company had $250 of interest expenses and interest income of $19 for the same period of the prior year.

Net loss

For the nine months ended September 30, 2008, the Company had a net loss of $52,349, or $0.00 per share, as compared to a net loss of $37,975, or $0.00 per share, for the same period of the previous year.

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

As of September 30, 2008, the Company had cash balance of approximately $601,289. The Company is currently seeking equity financing. On September 22, 2008, the Company entered into a Securities Purchase Agreement with sixteen investors in a private placement. Pursuant to the agreement, the Company issued and investors purchased an aggregate of 100,000,000 shares of the Company's common stock, par value $0.001 per share, at a price of $0.03 per share, for an aggregate consideration of $3,000,000 in cash. The proceeds will be primarily used for the Company to enter into a business of natural resources products, primarily graphite at this time, in China. As of September 30, 2008, no subscription proceeds have been received yet.

In the opinion of management, available funds will satisfy the Company's capital requirements for the next twelve months. However, the Company may need to raise additional funds to implement its business plan. The Company may raise funds through private placements, either in equity offerings, or interest bearing borrowings. There is no guarantee that the Company will be able to raise additional funds through offerings or other sources. If the Company is unable to raise funds, the Company's ability to continue with operations will be materially hindered.

Off-Balance Sheet Arrangements

None.

Going Concern

The Company's ability to continue as a going concern remains dependent upon successful operation under its business plan, obtaining additional capital and financing, and generating positive cash flow from operations. This is because the Company, due to its financial condition, may have to seek additional capital either through debt or equity offerings to meet its cash needs. The Company has no significant revenue and has insufficient amount of cash. The level of current operations does not sustain the Company's expenses and the Company has no commitments for obtaining additional capital. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk


There have been no material changes in the Company's market risk during the quarter or six months ended September 30, 2008. For additional information, refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.


Item 4T. Controls and Procedures


Disclosure Controls and Procedures

As of September 30, 2008, the Company's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 and that such information is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2008, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II. OTHER INFORMATION



Item 1.   Legal Proceedings

          None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits

Exhibit No.                     Title of Document
-------------   --------------------------------------------
   31.1         Rule 13a-14(a)/15d- 14(a) Certification
   32.1         Section 1350 Certification









                                  SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




CREDIT ONE FINANCIAL, INC.


Date:  November 11, 2008



By: /s/ Dicky Cheung
---------------------------------------------
Dicky Cheung, President, CEO and CFO
(Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)