Form 10-K
period 2008-12-31
CREDIT ONE FINANCIAL INC
filed 2009-03-26
CIK 1201135

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


(x) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                      For the Fiscal Year Ended December 31, 2008

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

            For The Transition Period From __________To ____________

                      Commission file number: 000-50320

                            CREDIT ONE FINANCIAL, INC
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               Florida                                 59-3641205
-------------------------------------------------------------------------------
 (State or other jurisdiction          (I.R.S. Employer Identification No.)
      of incorporation or organization)

          80 Wall Street, Suite 818            New York, NY 10005
-------------------------------------------------------------------------------
          (Address of principal executive offices including zip code)

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

	Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.      Yes |__|      No |X|

	Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Exchange Act.   Yes |__|    No |X|

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes |X|    No |__|

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   |__|

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

   Large accelerated filer  [  ]      Accelerated filer     [  ]

   Non Accelerated filer    [  ] (Do not check if a smaller reporting company)

   Smaller Reporting Company   [X]

	Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the exchange Act.)   Yes [ ]        No [X]

	State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed
second fiscal quarter.   _________

	Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 107,781,150 shares as of March 25, 2009.









                                   TABLE OF CONTENTS



                                           PART I

Item 1.     Business......................................................     4
Item 1A.    Risk Factors..................................................     5
Item 1B.    Unresolved Staff Comments.....................................     9
Item 2.     Properties....................................................    10
Item 3.     Legal Proceedings.............................................    10
Item 4.     Submission of Matters to a Vote of Security Holders...........    10

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities...........    10
Item 6.     Selected Financial Data.......................................    11
Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................    12
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk....    15
Item 8.     Financial Statements and Supplementary Data...................    16
Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.........................    28
Item 9A(T). Controls and Procedures.......................................    28
Item 9B.    Other Information.............................................    30


                                   PART  III

Item 10.    Directors, Executive Officers, and Corporate Governance.......    30
Item 11.    Executive Compensation........................................    33
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters..................    34
Item 13     Certain Relationships and Related Transactions; and
              Director Independence.......................................    35
Item 14     Principal Accounting Fees and Services........................    36


                                    PART  IV

Item 15.  Exhibits, Financial Statement Schedules..........................   37

Signatures.................................................................   38






                                          PART I


Item 1.  BUSINESS

Credit One Credit Financial, Inc. (the "Company") was incorporated in the State of Florida on September 24, 1999. From inception to May 4, 2006, the Company was engaged in market research regarding the cost and availability of non-performing credit card debt portfolios. On May 4, 2006, James H. Bashaw, then the Company's President and CEO, and Richard R. Cook, then Secretary, Treasurer and CFO of the Company, sold an aggregate of 4,698,238 of their shares of the Company's common stock to STM 1, LLC. The shares sold by Messrs. Bashaw and Cook to STM 1, LLC represented 78.55% of the Company's issued and outstanding shares of common stock. Subsequent to such change in control, Messrs. Bashaw and Cook resigned from their positions as the Company's directors and officers.

From May 4, 2006 to July 24, 2007, the Company changed its business plan from contemplating the acquisition of non-performing accounts receivable to attempting to acquire other assets or business operations that will maximize shareholder value. On July 24, 2007, four principal shareholders of the Company, Guy Wolf; STM 1, LLC; Antonio Investments, Ltd; and Smart Trading, Ltd, sold an aggregate of 6,962,438 shares, which represented 89.48% of the Company's capital shares, to ten persons for a total of $625,000 in cash. Simultaneous with the sale of the securities, the Company's sole officer and director John Vidaver resigned, and Dicky Cheung was appointed as its sole officer and director.

After the change in control in 2007, the Company tried to provide funding, primarily in the form of advance, to small- and medium-sized companies with good and feasible business plans, but lacking capital to implement their business plans. In January 2008, the Company decided to cease its project financing business. On February 27, 2008, the Company entered into a joint venture agreement with Global Select Ltd in Hong Kong. Under the agreement, a joint venture company, Moderation Limited ("JVC"), has been set up in Hong Kong, whereby, on January 12, 2009, the Company contributed $16 million Hong Kong dollars, approximately $2.05 million, in exchange for 51.6% of the equity interest in the JVC, and Global Select and its partner together contributed
$15 million Hong Kong dollars, approximately $1.92 million, for 48.4% of the equity interest in the JVC. The purpose of the joint venture is to engage in a business of natural resources products, primarily graphite at this time, in China.

As a result, Moderation Ltd became a subsidiary of the Company. Recently the Chinese government approved Moderation's application for setting up a wholly owned subsidiary "Liaoning Sinorth Resources Co., Ltd." in Yingkou, Liaoning province, China. The main business of Liaoning Sinorth Resources Co., Ltd. is producing, processing and sale of mineral products, primarily graphite, in China.

The Company has not been involved in any bankruptcy, receivership or similar proceeding.

Proposed Milestones to Implement Business Operations

At the present time, we plan to do business through our subsidiary, Liaoning Sinorth Resources Co., Ltd., operating from one location in Liaoning, China. Our plan is to make our operation profitable by the end of our next fiscal year. We expect to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

Marketing

We intend to market through direct contact with prospective customers. We plan to hire a number of sales representatives who solicit potential clients.

Customers and Competition

Our sales depend upon the number of customers we can generate. We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

The natural resources industry, in general, is intensely competitive. It is a fragmented industry, with no one company, or groups of companies in control. The relationships are typically based upon providing quality service and products. Generally, we compete with a number of local and regional business entities, all of whom are larger and better-financed than we are. We must rely upon our contacts, referrals from customers, and repeat business to be successful.

Research and Development

In fiscal 2008, we didn't conduct any research or development activities. We don't anticipate conducting such activities in the near future.

Patents, trademarks, franchises, concessions, royalty agreements or labor contracts

We don't own any patents, trademarks, copyrights, franchises, concessions, royalty agreements, or labor contracts.

Employees

In addition to our executive officer, we have one part time employee at this time. As our business activities increase in size, we plan to hire more employees. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be satisfactory.


Item 1A.   RISK FACTORS


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

                     Risks Related to the Company's Business

We have limited operating history and face many of the risks and difficulties frequently encountered for an early stage business.

We are in the developmental stage and have yet to commence any substantive commercial operations. We have yet to generate positive earnings and there can be no assurance that it will ever operate profitably. As an early stage business, we are subject to all the risks, uncertainties, expenses and difficulties inherent in a new business. There is no assurance that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future.

We have not been profitable to date, and we may never be profitable.

We have incurred annual operating losses and generated negative cash flows since our inception and have financed our operations principally through equity investments and borrowings. At this time, our ability to generate sufficient revenues to fund operations is uncertain. For the fiscal year ended December 31, 2008, we incurred loss of $70,128, and with total accumulated deficit of $270,028 as of December 31, 2008. There is no assurance that we will be profitable in the future or generate future revenues. If the loss continues, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

It is highly likely that we will need additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute current shareholders' ownership interests.

In the future, we may need to raise additional funds through borrowings or equity financings to meet various objectives including, but not limited to:

     o  pursuing growth opportunities, including more rapid expansion;
     o  making capital improvements to improve our infrastructure;
     o  acquiring complementary businesses;
     o  hiring qualified management and key employees;
     o  increased advertising and marketing expenses;
     o  responding to competitive pressures; and
     o  maintaining compliance with applicable laws.

Any future issuance of our equity may dilute then-current shareholders' ownership percentages. Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain required additional capital, we may have to curtail its growth plans or cut back on existing business and, further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

Our independent auditors have expressed doubt about our ability to continue as a going concern.

We are a development stage company that has limited revenue. Our independent auditors stated that our financial statements were prepared assuming that we would continue as a going concern. As a result of the going concern qualification, we may find it much more difficult to obtain financing in the future, if required. Further, any financing we do obtain may be on less favorable terms. Moreover, if we should fail to continue as a going concern, there is a risk of total loss of any monies invested in the Company, and it is also possible that, in such event, our shares would be of little or no value.

The natural resources industry in China is fragmented and competitive.

The natural resources industry in China is highly competitive and fragmented. We expect to compete with numberous reginoal and local business entities, many of which have substantially greater financial, managerial and other resources than those presently available to us. No assurance can be given that we will be able to effectively compete with these companies. In the event that we cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures will have a material adverse effect on our business, results of operations and financial condition.

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

Our success depends on our key management personnel and the loss of their services could adversely affect our business.

We consider Dicky Cheung, our President, Chief Executive Officer, and Chief Financial Officer to be essential to the success of our business. Loss of his service could have a material adverse effect on our ability to fulfill its business plan. We do not maintain key life insurance on him. In addition, in order to successfully implement and manage its business plan, we will be dependent upon, among other things, successfully recruiting qualified personnel having experience in the natural resource industry. Competition for qualified individuals is intense and we may be unable to retain existing employees or find, attract and retain qualified personnel on acceptable terms.

Our business operations may be adversely affected by the changing political and economic policies in China.

Substantially all of our assets are expected to be located in China and substantially all of our revenues are expected to derive from its operations in China. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. As a result, changes in the political and economic policies of the Chinese government could have a significant impact on the results of our operations and financial condition.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing original actions in China, against the Company or its management.

Most of our operations are expected to be conducted in China, and our sole director and officer is resided outside the United States. As a result, it may not be possible to effect service of process against the Company and its management within the United States. Additionally, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against the Company or its officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

                Risks Related to the Company's Securities

Our principal shareholder beneficially owns 32.2% of our outstanding common stock and could take actions detrimental to your investment for which you would have no remedy.

As of the date of this report, our principal shareholder and our President and CEO, Mr. Dicky Cheung, beneficially owns 34,672,705 shares, or approximately 32.2%, of our outstanding common stock. Accordingly, until such time as his ownership is sufficiently diluted by the issuance of additional shares of common stock, Mr. Cheung could significantly influence us on matters submitted to the stockholders for approval. These matters include the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Cheung may differ from the interests of our other shareholders.

Our common stock is subject to the penny stock restrictions which will create a lack of liquidity and make trading difficult or impossible.

Our common stock is currently subject to the penny stock rules adopted by the Securities and Exchange Commission. Under the SEC Rule 15g-9, a stock is considered a "penny stock" if it meets one or more of the following conditions:
(i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million. The penny stock rules require brokers to provide extensive disclosure explaining the penny stock market and the risks associated with investing in penny stocks to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of the our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Because of the limited trading volume of our common stock and the price volatility of our common stock, you may be unable to sell your shares of our common stock when you desire or at the price you desire.

Our common stock does not have substantial trading volume. As a result, relatively small trades of our common stock may have a significant impact on the price of our common stock and, therefore, may contribute to the price volatility of its common stock. Because of the limited trading volume and price volatility of our common stock, you may be unable to sell your shares of our common stock when you desire or at the price you desire. Moreover, the inability to sell your shares of our common stock in a declining market because of such illiquidity or at a price you desire may substantially increase your risk of loss.

We have not paid cash dividends on the shares of our common stock and do not anticipate doing so in the foreseeable future.

We have paid no cash dividends on our common stock to date and it is not anticipated that any cash dividends will be paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on our operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion. As an investor, you should take note of the fact that a lack of a dividend can further affect the market value of our stock, and could significantly affect the value of any investment in the Company.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Management of the Company will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.



Item 1B.   UNRESOLVED STAFF COMMENTS

None.


Item 2.  PROPERTIES


We lease our corporate office space, approximately 250 square feet, at 80 Wall Street, Suite 818, New York, NY 10005, under a twelve-month sublease, which expires on July 31, 2009. The rent is $650 per month. If the Company requires additional space, the Company believes that it will be able to obtain such space on commercially reasonable terms.



Item 3.  LEGAL PROCEEDINGS


We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.



Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


We held no shareholders meeting in the fourth quarter of our fiscal year.




                                       PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
                      ISSUER PURCHASE OF EQUITY SECURITIES


Market Information

The Company's common stock has been quoted on the OTC Bulletin Board under the symbol "COFI.OB" since December 27, 2005. There is not an active trading market for our shares. The following table sets forth the range of quarterly high and low sales prices of the common stock as reported on the OTC Bulletin Board for the periods indicated:

Price Information

           Financial Quarter Ended             High        Low
           -----------------------------    ----------  ----------
           March 31, 2007                      0.25        0.20
           June 30, 2007                       0.25        0.20
           September 30, 200                   0.27        0.22
           December 31, 2007                   0.22        0.12
	     March 31, 2008                      0.13        0.11
           June 30, 2008                       0.14        0.12
           September 30, 200                   0.09        0.08
           December 31, 2008                   0.09        0.03
           ----------------------------------------------------------

The quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Record Holders

As of December 31, 2008, the Company had approximately 58 holders of record of its common stock.

Dividends

The Company has not declared or paid any cash dividends on its common stock nor does the Company anticipate paying any in the foreseeable future. The Company expects to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon the Company's earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Purchases of Our Equity Securities

The Company did not repurchase any shares of its common stock during the years ended December 31, 2008 and 2007.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans.

Transfer Agent

Our transfer agent is Island Stock Transfer of St. Petersburg, Florida.



Item 6.   SELECTED FINANCIAL DATA


A smaller reporting company is not required to provide the information in this Item.



Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Some of the information in this Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

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

Plan of Operation

In January 2008, the Company ceased its project financing business. In February 2008, the Company entered into a joint venture agreement with Global Select Ltd in Hong Kong. Under the agreement, a joint venture company, Moderation Limited ("JVC"), has been set up in Hong Kong, whereby, on January 12, 2009, the Company contributed $16 million Hong Kong dollars, approximately $2.05 million, in exchange for 51.6% of the equity interest in the JVC, and Global Select and its partner together contributed $15 million Hong Kong dollars, approximately $1.92 million, for 48.4% of the equity interest in the JVC. The purpose of the joint venture is to engage in a business of natural resources products, primarily graphite at this time, in China.

Recently the Chinese government approved Moderation's application for setting up a wholly owned subsidiary "Liaoning Sinorth Resources Co., Ltd." in Yingkou, Liaoning province, China. The main business of Liaoning Sinorth Resources Co., Ltd. is producing, processing and sale of mineral products, primarily graphite, in China.

Results of Operations for the Years Ended December 31, 2008 and 2007

Revenues

For the year ended December 31, 2008, the Company had no revenue, because no income generating activities were conducted. In fiscal 2007, the Company earned service fee of $21,000 from its project financing business.

Operating expenses

Operating expenses for the years ended December 31, 2008 and 2007 were $54,473 and $52,340, respectively. The two biggest expense items of the Company for fiscal 2008 and 2007 were salary expense and professional fees. In 2008, the Company's salary expenses were $24,000, or approximately 44.1%, and professional fees $18,544, or approximately 34.0%.

Other income (expense)

Our total other income (expense) for the year ended December 31, 2008 was ($15,655), which consists of $11,178 of interest income and $26,833 of interest expenses in connection with the borrowings from a related party. We received such interest income was because the company we provided the project financing did not return our advance until late March 2008. We had interest expense of $6,875 for the prior year.

Net loss

For the year ended December 31, 2008, we had a net loss of $70,128, or $0.01 per share, as compared to a net loss of $38,196, or $0.01 per share, for the previous year.

Liquidity and Capital Resources

The Company historically met its capital requirements through the issuance of stock and borrowings from its executive officers and directors. In 2007, the Company entered into three promissory notes with Dicky Cheung, the Company's President and CEO, for an aggregate principal amount of $620,000 with interest rate at 5% per year. In April 2008, all notes mentioned above were extended under the same terms and conditions. In December 2008, as a part of a private placement as set out below, the notes ($620,000) with their accrued interests ($33,708) were converted into the equity shares of the Company at $0.03 per share.

At December 31, 2008, the Company had cash balance of $2,924,405. For the year ended December 31, 2008, the Company's operating activities used $76,747 of net cash, mainly due to the Company's net loss of $70,128. For the year, the Company's investing activities provided $599,751 of net cash, largely from return of project advances. For the same period, the Company's financing activities provided net cash of $2,346,292 from issuance of common stock at $0.03 per share. In addition, $620,000 of loan proceeds received from a related party in 2007, and related accrued interest of $33,708 were converted into shares of common stock. Combined the private placement totaled $3,000,000.

On January 12, 2009, the Company remitted $2.8 million to set up a 51.6% owned subsidiary, Moderation Limited. Of the $2.8 remitted, $2,063,185 ($16 million Hong Kong dollars) were the Company's capital investment to Moderation for 51.6% of the equity interest in Moderation, the remaining $736,815 was provided by the Company to Moderation as temporary working capital.

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

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in this report. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Recently Issued Accounting Standards

In December 2007, the FASN+B issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160. These standards are effective for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. Early adoption is prohibited. SFAS 141(R) requires changes in accounting for acquisitions and SFAS 160 will change the accounting for minority interests. The Company is evaluating the impact of these statements on its financial statements.



Item 7A.  QUANTIATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


A smaller reporting company is not required to provide the information in this Item.




Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To The Board of Directors and Stockholders of
Credit One Financial, Inc.

We have audited the accompanying balance sheet of Credit One Financial, Inc., a development stage company, as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Credit One Financial, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and for the period from inception to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations and has no commitments for funding future operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Berman Hopkins Wright & Laham, CPAs and Associates, LLP
------------------------------------------------------------------
Berman Hopkins Wright & Laham, CPAs and Associates, LLP
Winter Park, Florida
March 25, 2009






                                        CREDIT ONE FINANCIAL, INC.
                                      (A Development Stage Company)
                                             Balance Sheet
                                       December 31, 2008 and 2007


                                                  ASSETS

                                                                 2008                  2007
                                                            ----------------     ---------------
Current Assets:
Cash and cash equivalents.........................          $     2,924,405      $       21,401
                                                            ----------------     ---------------
     Total Current Assets.........................                2,924,405              21,401

Property, Plant & Equipment:
Furniture and fixtures............................                    1,299               1,050
 Less: Accumulated depreciation...................                    (273)                (17)
                                                            ----------------     ---------------
     Total Property, Plant & Equipment............                    1,026               1,033
                                                            ----------------     ---------------
Other Assets:
Project advances.................................                         -             600,000
                                                            ----------------     ---------------
     Total Other Assets..........................                         -             600,000

Total Assets.....................................           $     2,925,431      $      622,434
                                                            ================     ===============


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans payable.........................           $             -      $      620,000
Accrued  interest payable........................                         -               6,875
                                                            ----------------     ---------------
     Total Current Liabilities...................                         -             626,875

Stockholders' Equity:
  Common stock: par value $0.001; 110,000,000 shares
  authorized; 107,781,150 and 7,781,150 shares issued and
  outstanding at December 31, 2008 and 2007, respectively           107,781               7,781
Additional paid-in capital.......................                 3,087,678             187,678
Deficit accumulated during the development stage.                 (270,028)           (199,900)
                                                            ----------------     ---------------
     Total stockholders' equity..................                 2,925,431             (4,441)
                                                            ----------------     ---------------

Total Liabilities and Stockholders' Equity.......           $     2,925,431      $      622,434
                                                            ================     ===============



                                  See accompanying notes to financial statements











                                 CREDIT ONE FINANCIAL, INC.
                                (A Development Stage Company)
                                  Statements of Operations
                      For the Years ended December 31, 2008 and 2007
                              and Cumulative from Inception








                                                                                      Cumulative
                                                                                  Since Sept. 24, 1999
                                                       2008          2007       (Inception) to 12/31/2008
                                                  -------------  -------------   ------------------------

Revenue:
Service fees................................      $           -  $      21,000       $        21,000
Commissions.................................                  -              -                11,397
Consulting..................................                  -              -                 4,881
                                                  -------------  --------------      ----------------
     Total revenues.........................                  -         21,000                37,278

Expenses:
Consulting expense..........................                  -              -                 6,892
Commission expense..........................                  -              -                 6,962
Salary expense..............................             24,000         10,895                76,895
General and administrative expense..........             30,473         41,445               185,141
                                                  -------------  --------------      ----------------
     Total expenses.........................             54,473         52,340               275,890
                                                  -------------  --------------      ----------------
Loss from operations........................           (54,473)       (31,340)             (238,612)
                                                  -------------  --------------      ----------------
Other income (expense):
Interest income.............................             11,178             19                11,434
Interest expense............................           (26,833)        (6,875)              (42,850)
                                                  -------------  --------------      ----------------
     Total other income (expense)...........           (15,655)        (6,856)              (31,416)
                                                  -------------  --------------      ----------------
Net loss before taxes.......................           (70,128)       (38,196)             (270,028)

Income tax provision........................                  -              -                     -
                                                  -------------  -------------       ----------------

Net loss....................................      $    (70,128)   $   (38,196)       $     (270,028)
                                                  =============  =============       ================

Basic and diluted loss per share............      $      (0.01)   $     (0.01)
                                                  =============  =============

Weighted average common shares outstanding..         10,520,876      7,781,150
                                                  =============  =============





                                 See accompanying notes to financial statements








                               CREDIT ONE FINANCIAL, INC.
                             (A Development Stage Company)
                            STATEMENT OF STOCKHOLDERS' EQUITY
           Cumulative from Inception, September 1999, Through December 31, 2008




                                                                                                    Defit
                                                                                                 Accumulated
                                                                   Additional         Stock       During The      Stock-
                                               Common Stock         Paid-In       Subscription    Development     holders'
                                          Shares        Amount      Capital         Receivable      Stage          Equity
                                     ---------------  ----------- ------------ ----------------- ------------- -----------
Founders shares purchased for cash @
  $.00222/share November 29, 2001        4,500,000    $    4,500   $    5,500              -               -  $    10,000

Net loss for the year
   ended Dec. 31, 2001                           -             -            -              -       ($  9,786)      (9,786)
                                      --------------  ----------- ------------  --------------    ------------  -----------
Balance December 31, 2001                4,500,000         4,500        5,500              -          (9,786)          214

Officer's loan contributed to capital            -             -          700              -                -          700

Shares sold for cash @ $.04/share on
October 10, 2002                            12,000            12          468              -                -          480
October 15, 2002                             6,000             6          234              -                -          240
October 23, 2002                             6,000             6          234              -                -          240
November 9, 2002                            12,000            12          468              -                -          480
December 29, 2002                           52,500            53        2,048              -                -        2,101

Net loss for the year ended Dec 31, 2002         -             -            -              -           (1,244)     (1,244)
                                      -------------   ----------- ------------  -------------     ------------- -----------
Balance December 31, 2002                4,588,500         4,589         9,652             -          (11,030)       3,211

Shares sold for cash @ $.04/share on
January 24, 2003                            15,000            15          585              -                 -         600
March 7, 2003                               12,000            12          468              -                 -         480
March 26, 2003                              15,000            15          585              -                 -         600
April 25, 2003                               9,000             9          351              -                 -         360
April 26, 2003                               6,000             6          234              -                 -         240
April 28, 2003                               6,000             6          234              -                 -         240
April 29, 2003                               9,000             9          351              -                 -         360
May 5, 2003                                  6,000             6          234              -                 -         240
May 7, 2003                                 26,700            27        1,041              -                 -       1,068
May 12, 2003                                 6,000             6          234              -                 -         240
June 4, 2003                                 4,200             4          164              -                 -         168
September 24, 2003                          92,000            92        3,588              -                 -       3,680
November 7, 2003                            50,250            50        1,960              -                 -       2,010
November 28, 2003                           42,000            42        1,638              -                 -       1,680
Non-cash expenses contributed by officers        -             -          379              -                 -         379
Legal fees paid by issuing shares valued
 at $.04/share on May 27, 2003              62,500            62        2,438              -                 -       2,500
Officer's shares redeemed, by reducing
  Note payable due from officer valued
  at $.04/share on December 31, 2003     (125,000)         (125)      (4,876)              -                 -     (5,001)

Net loss for the year
    ended December 31, 2003                      -             -            -              -          (11,624)    (11,624)
                                    --------------  -------------  -----------  -------------   --------------  ----------
Balance December 31, 2003                4,825,150         4,825       19,260              -          (22,654)       1,431

Officer's loans contributed to capital           -             -        7,400              -                 -       7,400
Non-cash expenses contributed by officers        -             -          300              -                 -         300
Shares sold for cash @ $.04/share on
 February 11, 2004                           6,000             6          234              -                 -         240
 June 30, 2004                              50,000            50        1,950              -                 -       2,000
Non-cash expenses paid by issuing
 Shares valued at $.04/share on
  February 4, 2004                         100,000           100        3,900              -                 -       4,000

Net loss for the year
   ended December 31, 2004                       -             -            -              -           (14,638)    (14,638)
                                    --------------  -------------  ------------  -------------  ---------------- -----------
Balance December 31, 2004                4,981,150         4,981       33,044              -           (37,292)        733

Shares sold to officers by subscription
  at $.04/share on May 30, 2005          1,000,000         1,000       39,000        (40,000)                 -          -

Partial payment of stock subscription
 Received by canceling Notes payable
  to officers                                    -             -            -          16,992                 -     16,992

Non-cash expenses contributed by officers        -             -          300               -                 -        300

Net loss for the year ended December 31, 2005    -             -            -               -           (16,759)   (16,759)
                                    --------------- ------------- ------------  --------------   --------------- -----------
Balance December 31, 2005                5,981,150         5,981       72,344        (23,008)           (54,051)      1,266

Payment of stock subscription receivable         -             -            -          23,008                  -     23,008

Non-cash expense contributed by officers         -             -            75              -                  -         75

Shares issued to officers for cash at
  $.05/share on September 5, 2006        1,800,000         1,800        88,214              -                  -     90,014

Net Loss for the year ended December 31, 2006    -             -             -              -           (107,653)  (107,653)
                                    --------------- ------------- ------------- --------------  ----------------- ----------
Balance at December 31, 2006             7,781,150         7,781       160,633              -           (161,704)      6,710

Cash capital contribution
   by shareholders                               -             -        27,045              -                   -     27,045

Net Loss for the year ended December 31, 2007    -             -             -              -             (38,196)   (38,196)
                                    --------------  ------------- ------------- --------------  ------------------ ----------
Balance at December 31, 2007             7,781,150         7,781       187,678              -            (199,900)    (4,441)

Shares issued on conversion of
 loans payable and accrued interest
 at $.03/share to a related party on
 Dec. 22, 2008                          21,790,267        21,790       631,918               -                  -    653,708

Shares issued for cash at
  $.03/share on Dec. 22, 2008           78,209,733        78,210     2,268,082               -                  -  2,346,292

Net loss for the year ended
   December 31, 2008                             -             -             -               -            (70,128)  (70,128)
                                    =============== ============= ============= ===============  ================= =========
Balance at December 31, 2008           107,781,150  $    107,781  $  3,087,678               -    $      (270,028)$2,925,431




                                       See accompanying notes to financial statements






                                   CREDIT ONE FINANCIAL, INC.
                                 (A Development Stage Company)
                                    Statements of Cash Flows
                         For the Years Ended December 31, 2008 and 2007
                                  and Cumulative from Inception




                                                                                                   Cumulative
                                                                                                  From Inception
                                                                      2008            2007        To 12/31/2008
                                                                ---------------- --------------- ----------------
Cash Flows from Operating Activities:
Net loss................................................         $     (70,128)    $    (38,196)  $     (270,028)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation..........................................                    256               17              273
  Non-cash expenses contributed.........................                      -                -            1,054
  Non-cash consulting and legal fees paid with common stock                   -                -            6,500
  Non-cash interest expense paid with common stock to a related party    26,833                -           33,708
Changes in operating assets and liabilities:
  Increase (decrease) in accrued interest payable.......                      -            6,875                -
  Increase (decrease) in security deposit...............                      -              550                -
  Increase (decrease) in accounts payable...............                      -           (9,273)               -
                                                                 --------------- ----------------  ---------------
     Net cash used in operating activities..............               (43,039)          (40,027)        (228,493)
                                                                 --------------- ----------------  ---------------
Cash Flows from Investing Activities:
Purchase of property, plant and equipment...............                  (249)           (1,050)          (1,299)
Project advances........................................                600,000         (600,000)                -
                                                                 --------------  ----------------  ---------------
     Net cash used in investing activities..............                599,751         (601,050)          (1,299)
                                                                 --------------  ----------------  ---------------
Cash Flows from Financing Activities:
Proceeds from issuance of common stock..................              2,346,292                 -        2,499,052
Loan from a related party...............................                      -           620,000          620,000
Additional capital contributed by shareholders..........                      -            27,045           35,145
                                                                 --------------  ----------------  ---------------
     Net cash provided by financing activities..........              2,346,292           647,045        3,154,197
                                                                 --------------  ----------------  ---------------

Increase in cash and cash equivalents...................              2,903,004             5,968        2,924,405

Cash and cash equivalents, beginning of period..........                 21,401            15,433                -
                                                                 --------------  ----------------  ---------------
Cash and cash equivalents, end of period................         $    2,924,405   $        21,401   $    2,924,405
                                                                 ==============  ================  ===============

Supplemental disclosures:

    Interest paid in cash...............................         $            -   $             -   $        9,143
                                                                 =============== =================  ==============
    Income taxes paid in cash...........................         $            -   $             -   $            -
                                                                 =============== =================  ==============

Non-cash investing and financing transactions:

   Common stock issued on conversion of loans payable
    and accrued interest to a related party.............          $     653,708   $             -    $     653,708
                                                                 =============== =================  ==============




                                See accompanying notes to financial statements








                             CREDIT ONE FINANCIAL, INC.
                           (A Development Stage Company)
                           Notes to Financial Statements
                                 December 31, 2008


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

After the change in control in July 2007, the Company tried to engage some businesses of small and medium sized companies that have good and feasible business plans, but lacking working capital to implement their business plans. On February 27, 2008, the Company entered into a Joint Venture Agreement with Global Select Limited in Hong Kong. Under the agreement, a joint venture company, Moderation Limited, has been set up in Hong Kong, whereby, on January 12, 2009, the Company contributed $16 million Hong Kong dollars, approximately $2.05 million, in exchange for 51.6% of the equity interest in Moderation, and Global Select and its partner together contributed $15 million Hong Kong dollars, approximately $1.92 million, for 48.4% of the equity interest in Moderation. The purpose of the joint venture is to engage in a business of natural resources products, primarily graphite at this time, in China.

Recently, the Chinese government has approved Moderation's application for setting up a wholly owned subsidiary "Liaoning Sinorth Resources Co., Ltd." in Yingkou, Liaoning province, China. The main business of Liaoning Sinorth Resources Co., Ltd. is producing, processing and sale of mineral products, primarily graphite, in China.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has $270,028 in net operating losses as of December 31, 2008, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

The Company applies the provisions of FASB, Interpretation No. 48, or FIN 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109." FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

When applicable, the Company will include interest and penalties related to uncertain tax positions in income tax expense.

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

Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of cash which is insured by the FDIC up to balances of $250,000. The Company maintains its cash in a bank deposit account which, at times, may exceed federally insured limits. At December 31, 2008, Company deposits exceeded FDIC insured limits by $2,674,405. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. The Company has no stock options, warrants or other potentially dilutive instruments outstanding at December 31, 2008.

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

Note 3 - Project Advances

In 2007, the Company entered into two project agreements with Tinloon Trading Company, a Hong Kong corporation, to advance it an aggregate of $600,000. The proceeds were used exclusively by Tin Loon Trading as working capital for its graphite trading business. In consideration for the advances, the Company received the right to earn a certain percentage of the profit each quarter of Tin Loon Trading or a minimum fee. The Company earned $21,000 from the agreements during 2007. The agreements allow for the return of the advances and in March 2008 the Company received the $600,000 along with accrued interest.

Note 4 - Issuance of Shares

On September 22, 2008, the Company entered into a Securities Purchase Agreement with sixteen investors in a private placement. Pursuant to the agreement, the Company issued and investors purchased an aggregate of 100,000,000 shares of the Company's common stock, par value $0.001 per share, at a price of $0.03 per share, for an aggregate consideration of $3,000,000 in cash. Net cash proceeds of $2,346,292 were received in December 2008.

Note 5 - Transactions with Related Parties

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

On April 2, 2008, the above three notes were extended under the same terms and conditions. On December 22, 2008, as a part of the transaction described in
Note 4 above, all three notes and accrued interest in a total amount of $653,708 were converted into the equity shares of the Company at $0.03 per share. At the same time, Mr. Cheung purchased additional 9 million shares of the Company's common stock at a purchase of $0.03 per share.

Note 6 - Capital Stock and Contributed Capital

On March 30, 2005, the Company amended its Articles of Incorporation, to authorize the maximum number of shares to have outstanding at any one time to be 110,000,000 shares of common stock having a par value of $0.001 per share. As of December 31, 2008, there were 107,781,150 shares of the Company's common stock issued and outstanding.

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

Note 8 - Subsequent Event

On January 12, 2009, the Company remitted $2.8 million to its joint venture company, Moderation Limited ("Moderation"). Of the $2.8 million remitted, $2,063,185 ($16 million Hong Kong dollars) were the Company's capital investment to Moderation for 51.6% of the equity interest in Moderation, the remaining $736,815 was provided by the Company to Moderation as temporary working capital. The Chinese government has approved Moderation's application for setting up a wholly owned subsidiary "Liaoning Sinorth Resources Co., Ltd." in Yingkou, Liaoning province, China. The main business of Liaoning Sinorth Resources Co., Ltd. is producing, processing and sale of mineral products, primarily graphite, in China.



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE


We did not have any disagreements on accounting and financial disclosures with our accounting firm.



Item 9A(T).  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), and concluded that our disclosure controls and procedures were effective as of December 31, 2008 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

  (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our consolidated financial statements in accordance with U. S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K ffected, or is reasonably likely to materially affect, our internal control over financial reporting.



Item 9B.  OTHER INFORMATION


None.




                                      PART III



Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE


The members of our Board of Directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

Directors and Officers

The following table sets forth the name, age, position and term of directorship, as applicable, of the Company's director and executive officer as of the date hereof.

    Name       Age                                 Position
------------- -----  --------------------------------------------------------
Dicky Cheung   37     President, Chief Executive Officer, Chief Financial
                      Officer, Secretary and Director
-----------------------------------------------------------------------------

Mr. Dicky Cheung has been the Company's President, CEO, CFO, Secretary and the sole Director since July 24, 2007. Mr. Cheung has been President of Companhhia Internacional Tek Tat Limitada, a privately held company located in Macau, since its formation in 2007. Companhia Internacional Tek Tat Limitada is a controlling shareholder of the Company. Since 2002, Mr. Cheung has been a self-employed stock and bond investor.

Mr. Cheung has never held any position in a reporting company.

Significant Employees

There are no significant employees other than our executive officer.

Family Relationships

Not applicable.

Involvement in Certain Legal Proceedings

No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense within the past five years or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

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

Our board of directors has not adopted a code of ethics but plans to do so in the future. We intend to formally adopt a written corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in the near future.

Nominating and Compensation Committees

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

Review, approval and ratification of related party transactions

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

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.



Item 11.  EXECUTIVE COMPENSATION


The following tables set forth the compensation of the Company's executive officers during the last two fiscal years:

Summary Compensation Table

                                     Summary Compensation Table
-------------------------------------------------------------------------------------------------------
                                                          Non-     Nonquali-
                                                        Equity       fied
                                                       Incentive   Deferred       All
Name and                                Stock  Option     Plan   Compensation   Other
Principal              Salary  Bonus   Awards  Awards  Compensation  Earnings  Compensation     Total
Position       Year     ($)     ($)     ($)     ($)       ($)         ($)         ($)            ($)
-------------------------------------------------------------------------------------------------------
Dicky Cheung   2008   12,000     -       -       -         -           -           -           12,000
CEO and        2007   6,000      -       -       -         -           -           -            6,000
President
-------------------------------------------------------------------------------------------------------

At the end of the last completed fiscal year, there were no "most highly compensated executive officers" as that term is defined in Item 402(a)(2) of Regulation S-K and there were no additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as our executive officer.

Outstanding Equity Awards at Fiscal Year-End Table

The Company does not have any equity incentive plans. No option or stock awards have been granted to any of our executive officers or directors since our inception. Pursuant to Item 402(a)(4) of Regulation S-K, the Outstanding Equity Awards at Fiscal Year-End Table is omitted because there has been no compensation awarded to, earned by, or paid to any of the named executive officers or directors required to be reported in that table.

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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

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



Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                          RELATED STOCKHOLDER MATTERS


Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of December 31, 2008 each person who is known by the Company to own beneficially more than 5% of the Company's outstanding common stock. The Company has only one class of securities outstanding. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.



                    Name and Address of       Amount & Nature of
Title of Class     Beneficial Owner            Beneficial Owner      Percent of Class
--------------- --------------------------  ----------------------   ----------------
Common Stock       Dicky Cheung               34,672,705 shares           32.2%
                   80 Wall Street, Suite 818
                   New York, NY 10005
--------------------------------------------------------------------------------------


Security Ownership of Management

The following table sets forth certain information, as of December 31, 2008, as to each class of our equity securities beneficially owned by all of our directors and nominees, each of the named executive officers, and our directors and executive officers as a group.



                       Name and Address of      Amount & Nature of
 Title of Class         Beneficial Owner         Beneficial Owner     Percent of Class
-----------------  -------------------------  --------------------- -------------------
Common Stock         Dicky Cheung (1)           34,672,705 shares           32.2%
                     80 Wall Street, Suite 818
                     New York, NY 10005

                     All officers and directors
                      as a group               34,672,705 shares            32.2%
----------------------------------------------------------------------------------------

The persons named above do not have any specified rights to acquire, within 60 days of the date of this registration statement any options, warrants or rights and no conversion privileges or other similar obligations exist.

(1) Dicky Cheung is the President and CEO of the Company.

The company does not have any securities that are convertible into common stock.

Changes in Control

There are no arrangements that the management is aware of that may result in changes in control as that term is defined by the provisions of Item 403(c) of Regulation S-K. There are no provisions within our Articles or Bylaws that would delay or prevent a change of control.



Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR
         INDEPENDENCE


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

On April 2, 2008, the above three notes were extended under the same terms and conditions. On December 22, 2008, as a part of the transaction described in
Note 4 above, all three notes and accrued interest in a total amount of $653,708 were converted into the equity shares of the Company at $0.03 per share. At the same time, Mr. Cheung purchased additional 9 million shares of the Company's common stock at a purchase of $0.03 per share.

Parents

None.

Promoters and Control Persons

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



Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES


Berman, Hopkins, Wright & Laham, CPAs and Associates, LLP, ("Berman Hopkins") audited the Company's 2008 and 2007 financial statements. Fees related to audit services performed in 2008 and 2007 were as follows:


                                                   2008         2007
                                              ------------  -----------
Audit Fees (1)                                $   18,544     $  18,155
Audit Related Fees                                   -0-           -0-
Tax Fees (2)                                         -0-         1,742
All Other Fees                                       -0-           -0-
                                              ------------  -----------
                   Total                      $   18,544     $  19,897

(1) Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2) Tax fees represent fees for preparation of our tax returns.

We do not have an audit committee. Our Board of Directors has reviewed and discussed with Berman Hopkins the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2008 fiscal year. Our Board has also discussed with Berman Hopkins the matters required to be discussed pursuant to Public Company Accounting Oversight Board Standards and to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

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

Pre-Approval Policies

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


Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES


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




CREDIT ONE FINANCIAL, INC.


By: /s/ Dicky Cheung
---------------------------------------
Dicky Cheung
President & CEO
(Principal Executive Officer and Principal Financial Officer)

Date:  March 26, 2009