Form 10-Q
period 2009-03-31
CREDIT ONE FINANCIAL INC
filed 2009-05-15
CIK 1201135

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549


                                      FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 2009

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______________ to _______________

                Commission file number:                000-50320
                                        _______________________________________

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

     Large accelerated filer  [ ]        Accelerated filer   [  ]

     Non Accelerated filer  [ ]   (Do not check if a smaller reporting company)

     Smaller Reporting Company  [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the exchange Act.)        Yes  [ ]     No [X]


                     APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 107,781,150 shares of common stock, par value $0.001, as of May 13, 2009.







                                          TABLE OF CONTENTS




Part I. Financial Information


Item1.  Financial Statements

     Consolidated Balance Sheets as of March 31, 2009 (unaudited)
        and December 31, 2008.........................................        4
     Consolidated Statements of Operations (unaudited) for the
        Three Months Ended March 31, 2009 and 2008....................        5
     Consolidated Statements of Cash Flows (unaudited) for the
        Three Months Ended March 31, 2009 and 2008....................        6
     Notes to Financial Statements....................................        7

Item 2. Management's Discussion and Analysis..........................       12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...       15

Item 4T.  Controls and Procedures.....................................       15


Part II.   Other Information

Item 1.   Legal Proceedings...........................................       16
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.       16
Item 3.   Defaults Upon Senior Securities.............................       16
Item 4.   Submission of Matters to a Vote of Security Holders.........       16
Item 5.   Other Information...........................................       16
Item 6.   Exhibits....................................................       17

Signatures............................................................       17







                         PART I.   FINANCIAL INFORMATION




ITEM 1.  Financial Statements



                             CREDIT ONE FINANCIAL, INC.
                           (A Development Stage Company)
                            Consolidated Balance Sheets


                                                                     March 31,          December 31,
                                                                       2009                2008
                                                                 ----------------    -----------------
                                  ASSETS

Current Assets:
Cash and cash equivalents..................................       $    1,660,629      $    2,924,405
Inventory..................................................               42,272                   -
Prepaid expenses...........................................            2,813,151                   -
                                                                 ----------------    ----------------
     Total Current Assets..................................            4,516,052           2,924,405

Property & Equipment:
Furniture and fixtures.....................................                4,193               1,299
Less: Accumulated depreciation.............................                (338)               (273)
                                                                 ---------------     ---------------
     Total Property & Equipment............................                3,855               1,026
                                                                 ---------------     ---------------
Other Assets:
Other assets...............................................              347,680                   -
                                                                 ---------------     ---------------
     Total Other Assets....................................              347,680                   -
                                                                 ---------------     ----------------
Total Assets...............................................       $    4,867,587       $   2,925,431
                                                                 ===============     ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable...........................................       $       37,194       $           -
Salaries payable...........................................               14,353                   -
                                                                  --------------     ---------------
     Total Current Liabilities.............................               51,547                   -

Stockholders' Equity:
  Common stock: par value $0.001; 110,000,000 shares authorized;
    107,781,150 shares issued and outstanding..............              107,781             107,781
Additional paid-in capital.................................            3,087,678           3,087,678
Deficit accumulated during the development stage...........            (297,089)           (270,028)
Non-controlling interest in subsidiary.....................            1,917,670                   -
                                                                  --------------     ---------------
     Total Stockholders' Equity............................            4,816,040           2,925,431
                                                                  --------------     ---------------

Total Liabilities and Stockholders' Equity.................        $   4,867,587      $    2,925,431
                                                                  ==============     ===============




                See accompanying notes to consolidated financial statements






                              CREDIT ONE FINANCIAL, INC.
                            (A Development Stage Company)
                       Consolidated Statements of Operations
                 For the Three Months Ended March 31, 2009 and 2008
                           and Cumulative from Inception




                                                                                             Cumulative
                                                                                          Since Sept. 24, 1999
                                                               2009            2008     (Inception) to 3/31/2009
                                                         ---------------  -------------- -----------------------
Revenue:
Service fees.....................................         $            -   $           -    $        21,000
Commissions......................................                      -               -             11,397
Consulting.......................................                      -               -              4,881
                                                         ---------------   -------------    ----------------
     Total revenues..............................                      -               -             37,278

Expenses:
Consulting expense...............................                      -               -              6,892
Commission expense...............................                      -               -              6,962
Salary expense...................................                 10,396           6,000             87,291
General and administrative expense...............                 26,203          12,002            211,344
                                                          --------------   -------------    ---------------
     Total expenses..............................                 36,599          18,002            312,489
                                                          --------------   -------------    ---------------
Loss from operations.............................               (36,599)        (18,002)          (275,211)
                                                          --------------   -------------    ---------------
Other income (expense):
Interest income..................................                    424          11,178             11,858
Interest expense.................................                      -         (6,708)           (42,850)
Foreign currency loss............................               (10,185)               -           (10,185)
                                                          --------------   -------------    ---------------
      Total other income (expense)...............                (9,761)           4,470           (41,177)
                                                          --------------   -------------    ---------------

Net loss before taxes and non-controlling interest              (46,360)        (13,532)          (316,388)

Income tax provision.............................                      -               -                  -

Loss attributed to non-controlling interest in subsidiary         19,299               -             19,299
                                                          --------------   -------------    ---------------

Net loss.........................................         $     (27,061)   $    (13,532)     $    (297,089)
                                                          ==============   =============    ===============

Basic and diluted loss per share.................         $       (0.00)   $      (0.00)
                                                          ==============   =============

Weighted average common shares outstanding.......            107,781,150       7,781,150
                                                          ==============   =============




                  See accompanying notes to consolidated financial statements






                                CREDIT ONE FINANCIAL, INC.
                              (A Development Stage Company)
                          Consolidated Statements of Cash Flows
                     For the Three Months Ended March 31, 2009 and 2008
                                And Cumulative from Inception




                                                                                                       Cumulative
                                                                                                      From Inception
                                                                        2009              2008         To 3/31/2009
                                                                   ----------------  --------------- -----------------
Cash Flows from Operating Activities:
Net loss......................................................      $      (27,061)   $     (13,532)  $      (297,089)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation................................................                   65               61               338
  Non-cash expenses contributed...............................                    -                -             1,054
  Non-cash consulting and legal fees paid with common stock...                    -                -             6,500
  Non-cash interest expense paid with common stock to a related party             -                -            33,708
  Non-controlling interest in subsidiary......................            1,917,670                -         1,917,670
Changes in operating assets and liabilities:
  Increase in prepaid expenses................................          (2,813,151)                -        (2,813,151)
  Increase in inventory.......................................             (42,272)                -           (42,272)
  Increase in other assets....................................            (347,680)                -          (347,680)
  Increase in accrued interest payable........................                    -            6,708                  -
  Increase in salary payable..................................               14,353            6,000             14,353
  Increase in accounts payable................................               37,194            1,950             37,194
                                                                    ---------------  ---------------  -----------------
     Net cash used in operating activities....................          (1,260,882)            1,187        (1,489,375)
                                                                    ---------------  ---------------  -----------------
Cash Flows from Investing Activities:
Purchase of property and equipment............................              (2,894)            (249)            (4,193)
Project advances..............................................                    -          600,000                  -
                                                                    ---------------  ---------------  -----------------
     Net cash used in investing activities....................              (2,894)          599,751            (4,193)
                                                                    ---------------  ---------------  -----------------
Cash Flows from Financing Activities:
Proceeds from issuance of common stock........................                    -                -          2,499,052
Loan from a related party.....................................                    -                -            620,000
Additional capital contributed by shareholders................                    -                -             35,145
                                                                     --------------  ---------------  -----------------
     Net cash provided by financing activities................                    -                -          3,154,197
                                                                     --------------  ---------------  -----------------

Increase (decrease) in cash and cash equivalents..............          (1,263,776)          600,938          1,660,629

Cash and cash equivalents, beginning of period................            2,924,405           21,401                  -
                                                                     --------------  ---------------  -----------------
Cash and cash equivalents, end of period......................        $   1,660,629   $      622,339   $      1,660,629
                                                                     ==============  ===============  =================


Supplemental disclosures:

Interest paid in cash.........................................        $           -   $            -   $          9,143
                                                                     =============== ================ =================

Non-cash investing and financing transactions:

Common stock issued on conversion of loans payable and
  accrued interest to a related party.........................        $           -   $            -    $       653,708
                                                                     =============== ================ =================




               See accompanying notes to consolidated financial statements






                               CREDIT ONE FINANCIAL, INC.
                            (A Development Stage Company)
                            Notes to Financial Statements
                                  March 31, 2009



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

In January 2009, Moderation Limited established a wholly owned subsidiary "Liaoning Sinorth Resources Co., Ltd." in Yingkou, Liaoning province, China. The main business of Liaoning Sinorth Resources Co., Ltd. is producing, processing and sale of mineral products, primarily graphite, in China.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Credit One Financial, Inc., Moderation Ltd. and Liaoning Sinorth Resources Co., Ltd. All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). This basis differs from that used in the statutory accounts of Liaoning Sinorth Resources Co., Ltd. ("Liaoning"), which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in China. All necessary adjustments have been made to present the financial statements in accordance with US GAAP. There were no material adjustments to Liaoning's accounts to convert to US GAAP.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with US GAAP and the rules of the United States
Securities and Exchange Commission.   In the opinion of management, these
interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the audited financial statements of the Company for the most recent fiscal year ended December 31, 2008, as reported in Form 10-K filed on March 26, 2009.

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has $297,089 in net operating losses as of March 31, 2009, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income from operations in the United States of America will be realized during the applicable carry-forward periods. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code,
Section 382.

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

Use of estimates in the preparation of the financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material.

Financial Instruments

The fair values of all financial instruments approximate their carrying values.

Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk

The Company maintains its cash in banks which participates in the Federal Deposit Insurance Corporation (FDIC) Temporary Liquidity Guarantee Program, which provides separate FDIC coverage on the full balance of personal and non-personal checking accounts, so long as they are not interest-bearing. Under that program, through December 31, 2009, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage is in addition to and separate from the coverage available under the FDIC's general deposit insurance rules. After December 31, 2009, balances up to $100,000 will be insured.

The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Foreign Currency

The Company reports it financial position and results of operations in U.S. dollars. For its subsidiaries that have functional currencies that are foreign currencies, the elements of the financial statements are translated by using a current exchange rate. For assets and liabilities, the exchange rate at the balance sheet date is used and for revenues, expenses, gains, and losses, the exchange rate at the dates on which those elements are recognized is used. Translation adjustments result from the process of translating the subsidiaries' financial statements into US dollars and are not included in determining net income, but are reported in other comprehensive income. There were no currency translation adjustments during the quarters ended March 31, 2009 and 2008.

Foreign currency transactions are transactions denominated in a currency other than the entity's functional currency. At the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the recording entity are adjusted to reflect the current exchange rate, with any resulting differences reported in the current period statement of operations. During the quarters ended March 31, 2009 and 2008, the Company recognized net losses of $10,185 and $0, respectively, in foreign currency exchange differences in other income (expenses) in the consolidated statements of operations.

Inventory

Inventory consists primarily of graphite products. Inventory is stated at the lower of cost or market, using the first-in, first out method. Cost includes materials, labor, and production overhead related to the purchase and production of inventory. The Company reviews its inventory regularly to identify potentially obsolete inventory. No reserve is considered necessary for the quarter ended March 31, 2009.

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

Prepaid Expenses

Prepaid expenses at March 31, 2009 represent prepayment for the purchase of graphite from miners and other graphite suppliers.

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

Consolidation Scope and Principles of Consolidation

The consolidated financial statements present the financial position and the results of operations of Credit One Financial, Inc. and its 51.6% owned subsidiary, Moderation Limited (a Hong Kong corporation, "Moderation"). Moderation, in turn, is the 100% owner and consolidates Liaoning Sinorth Resources Co., Ltd (a People's Republic of China corporation).

The non-controlling interest in Moderation is classified as part of stockholders' equity in the consolidated balance sheet, and the non-controlling interest's share of Moderation's net loss is shown as a reduction of the Company's net loss in the consolidated statement of operations.

All significant intercompany transactions and balances have been eliminated in consolidation.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51, or SFAS 160. SFAS 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial
 Statements," or ARB 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS 141(R). In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 were effective for fiscal years beginning January 1, 2009.

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

Note 4 - Stockholders' Equity

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

During the three months ended March 31, 2009, the Company invested capital into the subsidiary Moderation Limited. The 48.4% ($1,917,670) of the subsidiary's capital held by the non-controlling party has been recorded in stockholders' equity as the non-controlling interest in subsidiary. The only other equity transaction for the quarter ended March 31, 2009 was the net loss for the period.

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

Note 6 - Capital Stock and Contributed Capital

On March 30, 2005, the Company amended its Articles of Incorporation, to authorize the maximum number of shares to have outstanding at any one time to be 110,000,000 shares of common stock having a par value of $0.001 per share. As of March 31, 2009, there were 107,781,150 shares of the Company's common stock issued and outstanding.

Note 7 - Establishment of a Subsidiary

On January 12, 2009, the Company remitted $2.8 million to its joint venture company, Moderation Limited ("Moderation"). Of the $2.8 million remitted, $2,063,185 were the Company's capital investment to Moderation for 51.6% of the equity interest in Moderation, the remaining $736,815 was provided by the Company to Moderation as temporary working capital at interest rate of 8% annually. The Chinese government has approved Moderation's application for setting up a wholly owned subsidiary "Liaoning Sinorth Resources Co., Ltd." in Yingkou, Liaoning province, China. The main business of Liaoning Sinorth Resources Co., Ltd. is producing, processing and sale of mineral products, primarily graphite, in China.

Note 8 - Going Concern

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



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


The discussion in this quarterly report on Form 10-Q contains forward-looking statements. Such statements are based upon our beliefs, as well as assumptions made by and information currently available to us as of the date of this report. These forward-looking statements can be identified by their use of such verbs as "expect", "anticipate", "believe" or similar verbs or conjugations of such verbs. If any of these assumptions prove incorrect or should unanticipated circumstances arise, the actual results could materially differ from those anticipated by such forward-looking statements.

Overview

In January 2008, we ceased our project financing business. In February 2008, we entered into a joint venture agreement with Global Select Ltd in Hong Kong. Under the agreement, a joint venture company, Moderation Limited ("JVC"), has been set up in Hong Kong, whereby, on January 12, 2009, we contributed $16 million Hong Kong dollars, approximately $2.05 million, in exchange for 51.6% of the equity interest in the JVC, and Global Select and its partner together contributed $15 million Hong Kong dollars, approximately $1.92 million, for 48.4% of the equity interest in the JVC. The purpose of the joint venture is to engage in a business of natural resources products, primarily graphite at this time, in China.

In January 2009, Moderation Limited established a wholly owned subsidiary "Liaoning Sinorth Resources Co., Ltd." in Yingkou, Liaoning province, China. The main business of Liaoning Sinorth Resources Co., Ltd. is producing, processing and sale of mineral products, primarily graphite, in China.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Revenues

For the three months ended March 31, 2009 and 2008, we did not generate any revenue.

Operating expenses

Operating expenses for the three months ended March 31, 2009 and 2008, were $36,599 and $18,002, respectively. For the three months ended March 31, 2009, our biggest expense items were salary expense ($10,396) and professional fees ($10,366).

Other income (expenses)

Our total other expense for the three months ended March 31, 2009 was $10,185, which represented the loss from foreign exchange transactions. For the same period of the last year, our other income (expenses) was $4,470, which consisted of $11,178 of interest income from our discontinued operation and $6,770 of interest expense in connection with the borrowings from our President and CEO.

Net loss

For the three months ended March 31, 2009, we had a net loss of $27,061, or $0.00 per share, as compared to a net loss of $13,532, or $0.00 per share, for the same period of the previous year.

Liquidity and Capital Resources

We historically met our capital requirements through the issuance of stock and borrowings from its executive officers and directors. In 2007, we entered into three promissory notes with Dicky Cheung, our President and CEO, for an aggregate principal amount of $620,000 with interest rate at 5% per year. In April 2008, all notes mentioned above were extended under the same terms and conditions. In December 2008, as a part of a private placement as set out below, the notes ($620,000) with their accrued interests ($33,708) were converted into the equity shares of the Company at $0.03 per share.

At March 31, 2009, we had cash balance of $1,660,629. For the three months ended March 31, 2009, our operating activities used $1,260,882 of net cash. For the same period under the review, our investing activities used $2,894 of net cash.

On January 12, 2009, we remitted $2.8 million to set up a 51.6% owned subsidiary, Moderation Limited. Of the $2.8 million remitted, $2,063,185 were our capital investment to Moderation for 51.6% of the equity interest in Moderation, the remaining $736,815 was provided to Moderation as temporary working capital at an interest rate of 8% per year.

In our opinion, available funds will satisfy our capital requirements for the next twelve months. However, we may need to raise additional funds to implement our business plan. We may raise funds through private placements, either in equity offerings, or interest bearing borrowings. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with operations will be materially hindered.

Off-Balance Sheet Arrangements

None

Going Concern

Our ability to continue as a going concern remains dependent upon successful operation under our business plan, obtaining additional capital and financing, and generating positive cash flow from operations. This is because we, due to our financial condition, may have to seek additional capital either through debt or equity offerings to meet its cash needs. We have no significant revenue and have little cash. The level of current operations does not sustain our expenses and we have no commitments for obtaining additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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



Item 3.  Quantitative and Qualitative Disclosures about Market Risk


A smaller reporting company is not required to provide the information in this Item.


Item 4 (T).  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, and concluded that our disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms.

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




                   PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6.  Exhibits

 (a)    Exhibits:

Exhibit No.                             Title of Document
-----------   ------------------------------------------------------------------
  31.1        Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the
              Securities Exchange Act of 1934, as adopted pursuant to Section
              302 of the Sarbanes - Oxley Act of 2002

  32.1 Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002




                                      SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CREDIT ONE FINANCIAL, INC.



By: /s/ Dicky Cheung
-----------------------------------------
Dicky Cheung
President, Chief Executive Officer and Chief Financial Officer

May 13, 2009