Form 10-Q
period 2009-06-30
CREDIT ONE FINANCIAL INC
filed 2009-08-14
CIK 1201135

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    For the quarterly period ended June 30, 2009

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________________ to ____________________

           Commission file number:                   000-50320
                                   ____________________________________________

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

    Large accelerated filer   [ ]      Accelerated filer     [ ]

    Non Accelerated filer     [ ] (Do not check if a smaller reporting company)

    Smaller Reporting Company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the exchange Act.)           Yes  [ ]    No [X]


                       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 107,781,150 shares of common stock, par value $0.001, as of August 12, 2009.



                                TABLE OF CONTENTS



Part I. Financial Information

Item1.  Financial Statements

   Consolidated Balance Sheets as of June 30, 2009 (unaudited)
     and December 31, 2008..............................................      4

   Consolidated Statements of Operations (unaudited) for the Three
     and Six Months Ended June 30, 2009 and 2008........................      5

   Consolidated Statements of Cash Flows (unaudited) for the Six Months
     Ended June 30, 2009 and 2008.......................................      6

   Notes to Financial Statements........................................      7

Item 2. Management's Discussion and Analysis............................     14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....     17

Item 4T.  Controls and Procedures.......................................     18


Part II.   Other Information

Item 1.  Legal Proceedings..............................................     18
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....     18
Item 3.  Defaults Upon Senior Securities................................     18
Item 4.  Submission of Matters to a Vote of Security Holders............     18
Item 5.  Other Information..............................................     18
Item 6.  Exhibits.......................................................     18

Signatures..............................................................     19







                         PART I.   FINANCIAL INFORMATION



ITEM 1.  Financial Statements




                                CREDIT ONE FINANCIAL, INC.
                              (A Development Stage Company)
                                Consolidated Balance Sheets



                                                               June 30,       December 31,
                                                                 2009            2008
                                                             -------------   -------------

                             ASSETS
Current Assets:
Cash and cash equivalents................................    $  3,555,667     $  2,924,405
Accounts receivable......................................       1,115,441                -
Inventory................................................         224,145                -
Prepaid expenses.........................................         183,687                -
                                                             ------------    -------------
     Total Current Assets................................       5,078,940        2,924,405

Property and Equipment:
Furniture and fixtures...................................           7,301            1,299
Construction in progress.................................          96,661                -
   Less: Accumulated depreciation........................           (679)            (273)
                                                             ------------    -------------
    Total Property and Equipment.........................         103,283            1,026
                                                             ------------    -------------

Total Assets.............................................    $  5,182,223    $   2,925,431
                                                             ============    =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable.........................................    $    342,359    $           -
Salaries payable.........................................          33,052                -
                                                             ------------    -------------
     Total Current Liabilities...........................         375,411                -

Stockholders' Equity:
 Common stock: par value $0.001; 110,000,000 shares authorized;
  107,781,150 shares issued and outstanding..............         107,781          107,781
Additional paid-in capital...............................       3,087,678        3,087,678
Deficit accumulated during the development stage.........       (302,252)        (270,028)
Non-controlling interest in subsidiary...................       1,913,605                -
                                                             ------------    -------------
Total Stockholders' Equity...............................       4,806,812        2,925,431
                                                             ------------    -------------

Total Liabilities and Stockholders' Equity...............    $  5,182,223    $   2,925,431
                                                             ============    =============



                  See accompanying notes to consolidated financial statements








                                   CREDIT ONE FINANCIAL, INC.
                                  (A Development Stage Company)
                               Consolidated Statements of Operations
                      For the Three and Six Months Ended June 30, 2009 and 2008
                                  and Cumulative from Inception





                                                   Three months ended    Six months ended      Cumulative
                                                       June 30,             June 30,        Since Sept. 24, 1999
                                                ----------------------- -------------------   (Inception) to
                                                   2009        2008         2009      2008      June 30, 2009
                                                -----------  ----------- ---------- --------  -----------------
Revenue:
Sales........................................   $   727,848  $        -  $  727,848 $      -   $      727,848
Service fees.................................             -           -           -        -           21,000
Commissions..................................             -           -           -        -           11,397
Consulting...................................             -           -           -        -            4,881
                                                -----------  ----------- ----------- --------  ---------------
     Total revenue...........................       727,848           -     727,848        -          765,126

Cost of goods sold...........................       683,464           -     683,464        -          683,464
                                                -----------  ----------- ----------- --------  ---------------
Gross profit.................................        44,384           -      44,384        -           81,662

Expenses
Consulting expense...........................             -           -           -        -            6,892
Commission expense...........................             -           -           -        -            6,962
Salary expense...............................        20,224       6,000      30,620   12,000          107,515
General and administrative expense...........        28,723       7,165      54,925   19,167          240,067
                                                ------------ ----------- ----------- ---------  -------------
     Total expenses..........................        48,947      13,165      85,545   31,167          361,436
                                                ------------ ----------- ----------- ---------  -------------

Loss from operations.........................      ( 4,563)    (13,165)    (41,161)  (31,167)       (279,774)

Other income (expense)
Interest income..............................           379           -         803    11,178          12,237
Interest expense.............................             -     (6,708)           -  (13,417)        (42,850)
Foreign currency loss........................       (5,044)           -    (15,229)         -        (15,229)
                                                -----------  ----------  ----------  ---------  -------------
     Total other income (expense)............       (4,665)     (6,708)    (14,426)   (2,239)        (45,842)
                                                -----------  ----------  ----------  ---------  -------------
Net loss before taxes and
 non-controlling interest....................       (9,228)    (19,873)    (55,587)  (33,406)       (325,616)

Income tax provision.........................             -           -           -         -               -

Net loss.....................................   $  ( 9,228)  $ (19,873)  $( 55,587)  $(33,406)   $  (325,616)
                                                ===========  ==========  ========== ==========  =============

Loss attributed to non-controlling
  interest in subsidiary....................    $   (4,065)  $        -  $ (23,364)  $       -   $   (23,364)
                                                ===========  ==========  ========== ==========   ============

Loss attributed to common stockholders......    $   (5,163)  $ (19,873)  $ (32,223)  $(33,406)   $  (302,252)
                                                ===========  ==========  ========== ==========   ============

Basic and diluted loss per share............    $    (0.00)  $   (0.00)  $   (0.00)  $  (0.01)
                                                ===========  ==========  ==========  =========

Weighted average common shares outstanding..    107,781,150   7,781,150 107,781,150  7,781,150
                                                ===========  ========== ===========  ==========





              See accompanying notes to consolidated financial statements






                                  CREDIT ONE FINANCIAL, INC.
                                (A Development Stage Company)
                            Consolidated Statements of Cash Flows
                        For the Six Months Ended June 30, 2009 and 2008
                                 And Cumulative from Inception


                                                                                       Cumulative
                                                                                      From Inception
                                                              2009         2008       To 6/30/2009
                                                         ------------- ------------- -----------------
Cash Flows from Operating Activities:
Net loss..............................................   $    (55,587)  $   (33,406)  $      (325,616)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation.........................................            406            126               679
Changes in operating assets and liabilities:
 Increase in prepaid expenses.........................      (183,687)              -         (183,687)
 Increase in accounts receivable......................    (1,115,441)              -       (1,115,441)
 Increase in inventory................................      (224,145)              -         (224,145)
 Increase in accrued interest payable.................              -         13,417                 -
 Increase in salary payable...........................         33,052              -            33,052
 Increase in accounts payable.........................        342,359              -           342,359
                                                         ------------- --------------  ---------------
   Net cash provided by (used in) operating activities    (1,203,043)        (19,863)      (1,472,799)
                                                         ------------- --------------  ---------------
Cash Flows from Investing Activities:
 Purchase of property and equipment...................      (102,664)           (249)        (103,962)
 Project advances.....................................              -         600,000                -
                                                         ------------  --------------  ---------------
   Net cash used in investing activities..............      (102,664)         599,751        (103,962)
                                                         ------------  --------------  ---------------
Cash Flows from Financing Activities:
 Proceeds from issuance of common stock...............              -               -        2,540,314
 Proceeds from non-controlling interest...............      1,936,969               -        1,936,969
 Loan from a related party............................              -               -          620,000
 Additional capital contributed by shareholders.......              -               -           35,145
                                                         ------------  --------------  ---------------
    Net cash provided by financing activities.........      1,936,969               -        5,132,428
                                                         ------------  --------------  ---------------

Increase in cash and cash equivalents.................        631,262         579,888        3,555,667

Cash and cash equivalents, beginning of period........      2,924,405          21,401                -
                                                         ------------  --------------  ---------------
Cash and cash equivalents, end of period..............   $  3,555,667   $     601,289  $     3,555,667
                                                         ============  ==============  ===============

Supplemental disclosures:

   Interest paid in cash..............................   $          -   $           -  $         9,143
                                                         ============  ==============  ===============

Non-cash investing and financing transactions:

   Common stock issued on conversion of loans payable
    and accrued interest to a related party...........   $          -   $           -   $      653,708
                                                         ============   =============   ==============
   Stock issuance costs...............................   $          -   $           -   $       41,202
                                                         ============   =============   ==============




                  See accompanying notes to consolidated financial statements





                              CREDIT ONE FINANCIAL, INC.
                             (A Development Stage Company)
                             Notes to Financial Statements
                                    June 30, 2009


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

After the change in control in July 2007, the Company tried to engage some businesses of small and medium sized companies that have good and feasible business plans, but lacking working capital to implement their business plans. On February 27, 2008, the Company entered into a Joint Venture Agreement with Global Select Limited in Hong Kong. Under the agreement, a joint venture company, Moderation Limited, was set up in Hong Kong, whereby, on January 12, 2009, the Company contributed $16 million Hong Kong dollars, approximately $2.06 million, in exchange for 51.6% of the equity interest in Moderation, and Global Select and its partner together contributed $15 million Hong Kong dollars, approximately $1.94 million, for 48.4% of the equity interest in Moderation. The purpose of the joint venture is to engage in a business of natural resources products, primarily graphite at this time, in China.

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

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has $302,252 in net operating losses as of June 30, 2009, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income from operations in the United States of America will be realized during the applicable carry-forward periods. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code,
Section 382.

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

As of June 30, 2009, the Company maintained $3,465,857 in foreign bank accounts not subject to FDIC coverage.

Foreign Currency

The Company reports it financial position and results of operations in U.S. dollars. For its subsidiaries that have functional currencies that are foreign currencies, the elements of the financial statements are translated by using a current exchange rate. For assets and liabilities, the exchange rate at the balance sheet date is used and for revenues, expenses, gains, and losses, the exchange rate at the dates on which those elements are recognized is used. Translation adjustments result from the process of translating the subsidiaries' financial statements into US dollars and are not included in determining net income, but are reported in other comprehensive income. There were no currency translation adjustments during the quarters ended June 30, 2009 and 2008.

Foreign currency transactions are transactions denominated in a currency other than the entity's functional currency. At the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the recording entity are adjusted to reflect the current exchange rate, with any resulting differences reported in the current period statement of operations. During the quarters ended June 30, 2009 and 2008, the Company recognized net losses of $15,229 and $0, respectively, in foreign currency exchange differences in other income (expenses) in the consolidated statements of operations.

Inventory

Inventory consists primarily of graphite products. Inventory is stated at the lower of cost or market, using the first-in, first out method. Cost includes materials, labor, and production overhead related to the purchase and production of inventory. The Company reviews its inventory regularly to identify potentially obsolete inventory. No reserve is considered necessary as of June 30, 2009.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on a review of specifically identified accounts and aging data. The Company reviews its allowance for doubtful accounts monthly. As of June 30, 2009, allowance for doubtful accounts has been deemed unnecessary.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 "Revenue Recognition" ("SAB
No. 104"). Sales revenues are recognized when the products are shipped to the customers, net of discounts and collectibility is reasonably assured. No provisions are made for returns because, historically in China and in the industry, there have been very few sales returns and adjustments that have impacted the Company's ultimate collection of revenues.

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

Prepaid Expenses

Prepaid expenses at June 30, 2009 represent prepayment for the purchase of graphite from miners and other graphite suppliers, as well as prepaid valued-added taxes.

Property, Plant and Equipment

Acquisitions of property, plant and equipment are recorded at cost. Improvements and replacements of property, plant and equipment are capitalized. Maintenance and repairs that do not improve or extend the lives of furniture and equipment are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of each class of depreciable assets, which for furniture and fixtures is 5-7 years.

Properties under construction are recorded as construction in progress, and upon completion of construction, are transferred to a depreciable asset class, at which time the depreciation would start.

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. The Company has no stock options, warrants or other potentially dilutive instruments outstanding at June 30, 2009.

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

Reclassifications

Certain amounts reflected in the accompanying financial statements for the three and six month periods ended June 30, 2009 have been reclassified from the previously reported.

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

In May 2009, the FASB issued FAS 165, "Subsequent Events". This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company's financial condition or results of operation.

In June 2009, the FASB issued FAS 166, "Accounting for Transfers of Financial Assets" an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor's continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company's results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, "Amendments to FASB Interpretation
No. 46(R)". FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise's involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company's results of operations, financial condition or cash flows.

In June 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162. On the effective date of this standard, FASB Accounting Standards Codification (ASC) will become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS No. 168.

Note 3 - Stockholders' Equity

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

During the six months ended June 30, 2009, the Company invested capital into the subsidiary Moderation Limited. The 48.4% ($1,913,605) of the subsidiary's capital held by the non-controlling party has been recorded in stockholders' equity as the non-controlling interest in subsidiary. The only other equity transaction for the quarter ended June 30, 2009 was the net loss for the period.

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

Note 5 - Capital Stock and Contributed Capital

On March 30, 2005, the Company amended its Articles of Incorporation, to authorize the maximum number of shares to have outstanding at any one time to be 110,000,000 shares of common stock having a par value of $0.001 per share. As of June 30, 2009, there were 107,781,150 shares of the Company's common stock issued and outstanding.

Note 6 - Establishment of a Subsidiary

On January 12, 2009, the Company remitted $2.8 million to its joint venture company, Moderation Limited ("Moderation"). Of the $2.8 million remitted, $2,063,185 were the Company's capital investment to Moderation for 51.6% of the equity interest in Moderation, the remaining $736,815 was provided by the Company to Moderation as temporary working capital at interest rate of 8% annually. On October 29, 2008, the Chinese government approved Moderation's application for setting up a wholly owned subsidiary "Liaoning Sinorth Resources Co., Ltd." ("Liaoning") in Yingkou, Liaoning province, China. The working capital loan and intercompany accounts are eliminated in consolidation.

The main business of Liaoning is producing, processing and sale of mineral products, primarily graphite, in China. Liaoning began operation on January 1, 2009.

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

Overview

In January 2008, we ceased our project financing business. In February 2008, we entered into a joint venture agreement with Global Select Ltd in Hong Kong. Under the agreement, a joint venture company, Moderation Limited ("JVC"), has been set up in Hong Kong, whereby, on January 12, 2009, we contributed $16 million Hong Kong dollars, approximately $2.06 million, in exchange for 51.6% of the equity interest in the JVC, and Global Select and its partner together contributed $15 million Hong Kong dollars, approximately $1.94 million, for 48.4% of the equity interest in the JVC. The purpose of the joint venture is to engage in a business of natural resources products, primarily graphite at this time, in China.

On October 29, 2008, the Chinese government approved Moderation's application for setting up a wholly-owned subsidiary "Liaoning Sinorth Resources Co., Ltd." ("Liaoning") in Yingkou, Liaoning Province, China. The main business of Liaoning is producing, processing and sale of mineral products, primarily graphite, in China. On January 1, 2009, Liaoning began its operation, and in April 2009, it started to generate sales to customers in China and abroad.

Results of Operations for the Three Months Ended June 30, 2009 and 2008

Sales

In April 2009, the Company started to generate sales from processing and sale of mineral products, primarily graphite, in China. For the three months ended June 30, 2009, the Company's sales were $726,718. For the same period of 2008, the Company had no sales or revenue from its operations.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2009 was $682,404, or approximately 94% of net sales. There was no cost of goods sold for the three months ended June 30, 2008. Cost of goods sold consists primarily of the purchase of raw materials and storage, processing, freight and direct labor expenses.

Operating expenses

Operating expenses for the three months ended June 30, 2009 were $48,947, an increase of $35,782, or 271%, as compared to $13,165 for the same period of the prior year. The significant increase in operating expenses was due to newly launched graphite business operation of the Company in 2009. The Company's biggest expense item was salary expense, which represented approximately 41% and 45% of the total operating expenses for the three months ended June 30, 2009 and 2008, respectively.

Other income (expenses)

Our total other expense for the three months ended June 30, 2009 was $4,665, which consisted of interest income of $379 and loss from foreign exchange transactions ($5,044). For the same period of the last year, our other income (expenses) was $6,708, which represented interest expense in connection with the borrowings from our President and CEO.

Net loss

For the three months ended June 30, 2009, we had a net loss of $9,223, or $0.00 per share, as compared to a net loss of $19,873, or $0.00 per share, for the same period of the previous year.

Results of Operations for the Six Months Ended June 30, 2009 and 2008

Sales

In April 2009, the Company started to generate sales from processing and sale of mineral products, primarily graphite, in China. For the six months ended June 30, 2009, the Company's sales were $726,718. For the same period of 2008, the Company had no sales or revenue from its operations.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2009 was $682,404, or approximately 94% of net sales. There was no cost of goods sold for the six month period ended June 30, 2008, because there were no sales generated.

Operating expenses

Operating expenses for the six months ended June 30, 2009 were $85,545, an increase of $54,378, or 174%, as compared to $31,167 for the same period of the prior year. The significant increase in operating expenses was due to newly launched graphite business operation of the Company in 2009. The Company's biggest expense item was salary expense, which represented approximately 35% and 38% of the total operating expenses for the six months ended June 30, 2009 and 2008, respectively.

Other income (expenses)

Our total other expense for the six months ended June 30, 2009 was $14,426, which consisted of interest income of $803 and loss from foreign exchange transactions ($15,229). For the same period of the last year, our other expenses were $2,239, which consisted of interest income of $11,178 from the Company's now discontinued project financing business and interest expense of $13,417 in connection with the borrowings from our President and CEO.

Net loss

For the six months ended June 30, 2009, we had a net loss of $55,587, or $0.00 per share, as compared to a net loss of $33,406, or $0.00 per share, for the same period of the previous year.

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

At June 30, 2009, we had cash balance of $3,555,667. For the six months ended June 30, 2009, our operating activities used $1,203,043 of net cash, and our investing activities used cash of $102,664 for purchase of property and equipment. For the same period under the review, our financing activities provided $1,936,969 of net cash, which represented proceeds from non-controlling interest.

On January 12, 2009, we remitted $2.8 million to set up a 51.6% owned subsidiary, Moderation Limited. Of the $2.8 million remitted, $2,063,185 were our capital investment to Moderation for 51.6% of the equity interest in Moderation, the remaining $736,815, which was eliminated in consolidation, was provided to Moderation as temporary working capital at an interest rate of 8% per year.

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

Off-Balance Sheet Arrangements

None

Going Concern

Our ability to continue as a going concern remains dependent upon successful operation under our business plan, obtaining additional capital and financing, and generating positive cash flow from operations. This is because we, due to our financial condition, may have to seek additional capital either through debt or equity offerings to meet its cash needs. The level of current operations may not sustain our expenses and we have no commitments for obtaining additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and those differences could be material.

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


Item 4 (T).  Controls and Procedures


Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, and concluded that our disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms.

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

None.


Item 3. Defaults Upon Senior Securities

None.


Item 4. Submission of Matters to a Vote of Security Holders

None.


Item 5. Other Information

None.


Item 6.  Exhibits

 (a)    Exhibits:

Exhibit No.                          Title of Document
---------- --------------------------------------------------------------------
  31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1 Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                                      SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CREDIT ONE FINANCIAL, INC.



By:/s/ Dicky Cheung
--------------------------------------
Dicky Cheung
President, Chief Executive Officer and Chief Financial Officer

August 14, 2009