Form 10-Q
period 2009-09-30
CREDIT ONE FINANCIAL INC
filed 2009-11-12
CIK 1201135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number 000-50320

Credit One Financial, Inc.

(Exact Name of Registrant as Specified in its Charter)

Florida	59-3641205
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

80 Wall Street, Suite 818 New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

(212) 809-1200

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  x    No  o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   o    No  o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company .  See definition of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer o	Accelerated filer o

Non-accelerated filer o	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  o    No  x

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 107,781,150 shares of common stock, par value $0.001, as of November 12, 2009.

CREDIT ONE FINANCIAL, INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CREDIT ONE FINANCIAL, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$429,083	$2,924,405
Accounts receivable	1,620,583	-
Inventories	1,036,765	-
Prepaid expenses	166,648	-
Total current assets	3,253,079	2,924,405
Property and equipment
Office equipment	1,299	1,299
Construction in progress	1,619,221	-
Less: Accumulated depreciation	(1,048)	(273)
Total Property and Equipment	1,619,472	1,026

Total assets	$4,872,551	$2,925,431

Liabilities and Stockholders Equity
Current liabilities:
Accounts payable	$48,209	$-
Salaries payable	57,568	-
Total current liabilities	105,776	-

Stockholders’ Equity
Common stock: par value $0.001: 110,000,000 shares authorized;
107,781,150 shares issued and outstanding	107,781	107,781
Additional paid-in capital	3,087,678	3,087,678
Deficit accumulated during the development stage	(324,087)	(270,028)
Non-controlling interest in subsidiary	1,895,403	-
Total Stockholders’ Equity	4,766,775	2,925,431

Total liabilities and members’ (deficit) equity	$4,872,551	$2,925,431

See accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

						C
		Three Months Ended		Nine Months Ended		C
		Sept. 30,	Sept. 30,	Sept. 30	Sept. 30,	Cumulative from Inception to Sept. 30,
		2009	2008	2009	2008	2009

Revenues:
Sales		$1,205,534	$-	$1,933,382	$-	$1,933,382
Service fees		-	-	-	-	21,000
Commissions		-	-	-	-	11,397
Consulting		-	-	-	-	4,881
CTota		1,205,534	-	1,933,382	-	1,970,660
Cost of goods sold		1,199,152		1,882,616		1,882,616

Gross profit		6,382		50,766		88,044

Expenses
Consulting expense		-	-			6,892
Commission expense		-	-			6,962
Salary expense		19,222	6,000	49,843	18,000	126,737
General and administrative expense		26,560	6,235	81,484	25,402	268,298
		45,782	12,235	131,327	43,402	408,889

Loss from operations		(39,400)	(12,235)	(80,561)	(43,402)	(320,845)

Other income (expense):
Interest income		1,033	-	1,836	11,178	13,270
Interest expense		-	(6,708)	-	(20,125)	(42,850)
Foreign currency loss		(1,671)	-	(16,900)	-	(15,229)
Total other income (expense)		(638)	(6,708)	(15,064)	(8,947)	(44,809)

Net loss before taxes and non-controlling interest		(40,038)	(18,943)	(95,625)	(52,349)	(365,654)
Income tax provision		-	-	-	-	-
NET LOSS		$(40,038)	$(18,943)	$(95,625)	$(52,349)	$(365,654)

Loss attributed to non-controlling interest in subsidiary		(18,203)	-	(41,567)	-	$(41,567)
Loss attributed to common stockholders		(21,835)	(18,943)	(54,058)	(52,349)	$(324,087)

Basic and diluted loss per share	$$$	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding		107,781,150	7,781,150	107,781,150	7,781,150

See accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,	C Cumulative from Inception to September 30,
	2009	2008	2009

Cash Flow From Operating Activities
Net loss	$(95,625)	$(52,349)	$(365,654)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	775	191	1,048
Non-cash expenses contributed	-	-
Non-cash consulting and legal fees paid with common stock	-	-
Changes in operating assets and liabilities:		-
Increase in prepaid expenses	(166,649)	-	(166,649)
Increase in accounts receivable	(1,620,583)	-	(1,620,583)
Increase in inventory	(1,036,765)	-	(1,036,765)
Increase in accrued interest payable		20,125	-
Increase in salary payable	57,568	6,000	57,568
Increase in accounts payable	48,209	32	48,209
Net cash provided by operating activities	(2,813,070)	(26,001)	(3,082,826)

Cash Flow From Investing Activities
Purchase of property and equipment	(1,619,221)	(249)	(1,620,519)
Return of project advances	-	600,000	-
Net cash used in investing activities	(1,619,221)	599,751	(1,620,519)

Cash Flow From Financing Activities
Proceeds from issuance of common stock	-	-	2,540,314
Proceeds from non-controlling interest	1,936,969	-	1,936,969
Loan from a related party	-	-	620,000
Additional capital contributed by shareholders	-	-	35,145
Net cash provided by (used in) financing activities	1,936,969	-	5,132,428

Increase in cash and cash equivalents	(2,495,322)	573,750	429,083
Cash and cash equivalents, beginning of period	2,924,405	21,401	-
Cash and cash equivalents, end of period	$429,083	$595,151	$429,083

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$9,143

Non-cash investing and financing transactions:
Common stock issued on conversion of loans payable and accrued interest to a related party	$-	$-	$653,708
Stock issued costs	$-	$-	$41,208

See accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2009

 Note 1 –Nature of Business

Credit One Financial, Inc. (the “Company”) was incorporated in the State of Florida on September 24, 1999. The Company was engaged in market research regarding the cost and availability of non-performing credit card debt portfolios.  It was also engaged in research regarding the current market price for re-performing portfolios as well as the market prices offered for portfolios deemed non-collectable at the time of sale.

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

In January 2009, Moderation Limited established a wholly owned subsidiary “Liaoning Sinorth Resources Co., Ltd.” in Yingkou, Liaoning Province, China. The main business of Liaoning Sinorth Resources Co., Ltd. is producing, processing and sale of mineral products, primarily graphite, in China.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Credit One Financial, Inc., Moderation Ltd. and Liaoning Sinorth Resources Co., Ltd.  All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). This basis differs from that used in the statutory accounts of Liaoning Sinorth Resources Co., Ltd. (“Liaoning”), which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in China. All necessary adjustments have been made to present the financial statements in accordance with US GAAP. There were no material adjustments to Liaoning’s accounts to convert to US GAAP.

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

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has $365,654 in net operating losses as of September 30, 2009, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income from operations in the United States of America will be realized during the applicable carry-forward periods. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

The Company applies the provisions of income tax accounting standards for uncertainty in income taxes, which prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

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

Fair Value Measurements

The Company follows accounting guidance relating to fair value measurements. This guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

Level 2 – inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

Level 3 – unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the unobservable inputs.

Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk

The Company maintains its cash in banks which participates in the Federal Deposit Insurance Corporation (FDIC) Temporary Liquidity Guarantee Program, which provides separate FDIC coverage on the full balance of personal and non-personal checking accounts, so long as they are not interest-bearing.  Under that program, through December 31, 2009, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.  Coverage is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules, which provide coverage on interest bearing balances up to $250,000. After December 31, 2013, balances up to $100,000 will be insured.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

As of September 30, 2009, the Company maintained $350,179 in foreign bank accounts not subject to FDIC coverage.

Foreign Currency

The Company reports it financial position and results of operations in U.S. dollars.  For its subsidiaries that have functional currencies that are foreign currencies, the elements of the financial statements are translated by using a current exchange rate. For assets and liabilities, the exchange rate at the balance sheet date is used and for revenues, expenses, gains, and losses, the exchange rate at the dates on which those elements are recognized is used. Transaction adjustments result from the process of translating the subsidiaries’ financial statements into US dollars and are not included in determining net income, but are reported in other comprehensive income.  There were no currency translation adjustments during the quarters ended September 30, 2009 and 2008.

Foreign currency transactions are transactions denominated in a currency other than the entity's functional currency. At the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the recording entity are adjusted to reflect the current exchange rate, with any resulting differences reported in the current period statement of operations. During the quarters ended September 30, 2009 and 2008, the Company recognized net losses of $1,671 and $0, respectively, in foreign currency exchange differences in other income (expenses) in the consolidated statements of operations.

Inventory

Inventory consists primarily of graphite products.  Inventory is stated at the lower of cost or market, using the first-in, first out method. Cost includes materials, labor, and production overhead related to the purchase and production of inventory. The Company reviews its inventory regularly to identify potentially obsolete inventory.  No reserve is considered necessary as of September 30, 2009.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on a review of specifically identified accounts and aging data. The Company reviews its allowance for doubtful accounts monthly. As of September 30, 2009, allowance for doubtful accounts has been deemed unnecessary.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission revenue recognition accounting standards.  Sales revenues are recognized when the products are shipped to the customers, net of discounts and collectibility is reasonably assured.  No provisions are made for returns because, historically in China and in the industry, there have been very few sales returns and adjustments that have impacted the Company’s ultimate collection of revenues.

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

Prepaid Expenses

Prepaid expenses at September 30, 2009 represent prepayment for the purchase of graphite from miners and other graphite suppliers, as well as prepaid valued-added taxes.

Property, Plant and Equipment

Acquisitions of property, plant and equipment are recorded at cost. Improvements and replacements of property, plant and equipment are capitalized. Maintenance and repairs that do not improve or extend the lives of furniture and equipment are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of each class of depreciable assets, which for furniture and fixtures is 5 -7 years.

Properties under construction are recorded as construction in progress, and upon completion of construction, are transferred to a depreciable asset class, at which time the depreciation would start.

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. The Company has no stock options, warrants or other potentially dilutive instruments outstanding at September 30, 2009.

Consolidation Scope and Principles of Consolidation

The consolidated financial statements present the financial position and the results of operations of Credit One Financial, Inc. and its 51.6% owned subsidiary, Moderation Limited (a Hong Kong corporation, “Moderation”).

Moderation, in turn, is the 100% owner and consolidates Liaoning Sinorth Resources Co., Ltd (a People’s Republic of China corporation).

The non-controlling interest in Moderation is classified as part of stockholders’ equity in the consolidated balance sheet, and the non-controlling interest’s share of Moderation’s net loss is shown as a reduction of the Company’s net loss in the consolidated statement of operations.

All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain amounts reflected in the accompanying financial statements for the three and nine month periods ended September 30, 2009 have been reclassified from the previously reported.

Recent Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). The Codification became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification did not change GAAP but reorganizes the literature. The Codification is effective for interim and annual periods ending after September 15, 2009, and the Company adopted the Codification during the three months ended September 30, 2009.

In August 2009, the FASB issued authoritative guidance regarding accounting and disclosures related to the fair value measurement of liabilities.  The new guidance establishes valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available.  Additionally, it clarifies appropriate valuation techniques when restrictions exist that prevent the transfer of liabilities measured at fair value.  Finally, it provides further guidance on the classification of liabilities measured at fair value within the fair value hierarchy.  The new guidance is effective for interim periods ending after August 26, 2009.  The adoption of the guidance did not have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued authoritative guidance on subsequent events. This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009. The adoption of the guidance did not have an impact on the Company’s  results of operations or financial position.

In April 2009, the FASB issued guidance regarding the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  The new guidance provides for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity.  Additionally, the new guidance identifies circumstances that indicate a transaction is not orderly. The new guidance requires interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs.   The guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively.  The adoption of the guidance did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued guidance requiring companies to disclose information about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements.  Prior to this guidance, fair value for these assets and liabilities was only disclosed annually.  The guidance requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments.  The new guidance is effective for interim periods ending after June 15, 2009.  In periods after initial adoption, the guidance requires comparative disclosures only for periods ending after initial adoption.  The adoption of the new guidance did not have a material impact on the Company’s results of operations or financial position.

Note 3 – Stockholders’ Equity

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

During the nine months ended September 30, 2009, the Company invested capital into the subsidiary Moderation Limited. The 48.4% ($1,895,402) of the subsidiary’s capital held by the non-controlling party has been recorded in stockholders’ equity as the non-controlling interest in subsidiary.  The only other equity transaction for the quarter ended September 30, 2009 was the net loss for the period.

 Note 4 – Transactions with Related Parties

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

On April 2, 2008, the above three notes were extended under the same terms and conditions. On December 22, 2008, as a part of the transaction described in Note 4 above, all three notes and accrued interest in a total amount of $653,708 were converted into the equity shares of the Company at $0.03 per share. At the same time, Mr. Cheung purchased additional 9 million shares of the Company’s common stock at a purchase of $0.03 per share.

Note 5 – Capital Stock and Contributed Capital

On March 30, 2005, the Company amended its Articles of Incorporation, to authorize the maximum number of shares to have outstanding at any one time to be 110,000,000 shares of common stock having a par value of $0.001 per share. As of September 30, 2009, there were 107,781,150 shares of the Company’s common stock issued and outstanding.

Note 6 – Establishment of a Subsidiary

On January 12, 2009, the Company remitted $2.8 million to its joint venture company, Moderation Limited (“Moderation”).  Of the $2.8 million remitted, $2,063,185 were the Company’s capital investment to Moderation for 51.6% of the equity interest in Moderation, the remaining $736,815 was provided by the Company to Moderation as temporary working capital at interest rate of 8% annually.  On October 29, 2008, the Chinese government approved Moderation’s application for setting up a wholly owned subsidiary “Liaoning Sinorth Resources Co., Ltd.” (“Liaoning”) in Yingkou, Liaoning province, China. The working capital loan and intercompany accounts are eliminated in consolidation.

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

Note 8 – Subsequent Events

The Company has no material subsequent events to report through the date these financial statements were issued on November 12, 2009.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

In January 2008, we ceased our project financing business. In February 2008, we entered into a joint venture agreement with Global Select Ltd in Hong Kong. Under the agreement, a joint venture company, Moderation Limited (“JVC”), has been set up in Hong Kong, whereby, on January 12, 2009, we contributed $16 million Hong Kong dollars, approximately $2.06 million, in exchange for 51.6% of the equity interest in the JVC, and Global Select and its partner together contributed $15 million Hong Kong dollars, approximately $1.92 million, for 48.4% of the equity interest in the JVC.  The purpose of the joint venture is to engage in a business of natural resources products, primarily graphite at this time, in China.

On October 29, 2008, the Chinese government approved Moderation’s application for setting up a wholly-owned subsidiary “Liaoning Sinorth Resources Co., Ltd.” (“Liaoning”) in Yingkou, Liaoning Province, China. The main business of Liaoning is producing, processing and sale of mineral products, primarily graphite, in China.  On January 1, 2009, Liaoning began its operation, and since April 2009, it has started to generate sales to customers in China and abroad.

Results of Operations for the Three Months Ended September 30, 2009 and 2008

Sales

In April 2009, the Company started to generate sales from processing and sale of mineral products, primarily graphite, in China.  For the three months ended September 30, 2009, the Company’s sales were $1,205,534.  For the same period of 2008, the Company had no sales or revenue from its operations.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2009 was $1,199,152, or approximately 99.5% of net sales. There was no cost of goods sold for the three months ended September 30, 2008.  Cost of goods sold consists primarily of the purchase of raw materials and storage, processing, freight and direct labor expenses.

Operating expenses

Operating expenses for the three months ended September 30, 2009 were $45,782, an increase of $33,547, or 274%, as compared to $12,235 for the same period of the prior year. The significant increase in operating expenses was due to newly launched graphite business operation of the Company in 2009.  The Company’s biggest expense item was salary expense, which represented approximately 42% and 49% of the total operating expenses for the three months ended September 30, 2009 and 2008, respectively.

Other income (expenses)

Our total other expense for the three months ended September 30, 2009 was $638, which consisted of interest income of $1,033 and loss from foreign exchange transactions ($1,671).  For the same period of the last year, our other income (expenses) was $6,708, which represented interest expense in connection with the borrowings from our President and CEO.

Net loss

For the three months ended September 30, 2009, we had a net loss of $40,038, or $0.00 per share, as compared to a net loss of $18,943, or $0.00 per share, for the same period of the previous year.

Results of Operations for the Nine Months Ended September 30, 2009 and 2008

Sales

In April 2009, the Company started to generate sales from processing and sale of mineral products, primarily graphite, in China.  For the nine months ended September 30, 2009, the Company’s sales were $1,933,382.  For the same period of 2008, the Company had no sales or revenue from its operations.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2009 was $1,882,616, or approximately 97% of net sales. There was no cost of goods sold for the nine month period ended September 30, 2008, because there were no sales generated.

Operating expenses

Operating expenses for the nine months ended June 30, 2009 were $131,327, an increase of $87,925, or 203%, as compared to $43,402 for the same period of the prior year. The significant increase in operating expenses was due to newly launched graphite business operation of the Company in 2009.  The Company’s biggest expense item was salary expense, which represented approximately 38% and 41% of the total operating expenses for the nine months ended June 30, 2009 and 2008, respectively.

Other income (expenses)

Our total other expense for the nine months ended September 30, 2009 was $15,064, which consisted of interest income of $1,836 and loss from foreign exchange transactions ($16,900). For the same period of the last year, our other expenses were $8,947, which consisted of interest income of $11,178 from the Company’s now discontinued project financing business and interest expense of $20,215 in connection with the borrowings from our President and CEO.

Net loss

For the nine months ended September 30, 2009, we had a net loss of $95,625, or $0.00 per share, as compared to a net loss of $52,349, or $0.00 per share, for the same period of the previous year.

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

At September 30, 2009, we had cash balance of $429,083. For the nine months ended September 30, 2009, our operating activities used $2,813,070 of net cash, and our investing activities used cash of $1,619,221 for purchase of property and equipment. For the same period under the review, our financing activities provided $1,936,969 of net cash, which represented proceeds from non-controlling interest.

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

Item 4 (T).  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2009, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.

(b) Changes in control over financial reporting

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.  Exhibits

(a)    Exhibits:

Exhibit No.                                                Title of Document

-----------   ----------------------------------------------------------------------------------------------------

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

CREDIT ONE FINANCIAL, INC.

By: /s/ Dicky Cheung

---------------------------------------------------------------

 Dicky Cheung

 President, Chief Executive Officer and Chief Financial Officer

November 12, 2009