Form 10-K
period 2009-12-31
CREDIT ONE FINANCIAL INC
filed 2010-03-30
CIK 1201135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to ________________

Commission file number:   000-50320

CREDIT ONE FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3641205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

80 Wall Street, Suite 818

New York, New York 10005

(Address of principal executive offices, including zip code)

(212) 809-1200

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒    NO  ☐

Indicate by check mark whether the registrant has electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files:  The registrant has not been phased into the Interactive Data reporting system.  YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Approximately $10.97 million.  For the purposes of determining this amount only, the registrant has defined affiliates to include: (a) the executive officers named in Part III of this Annual Report on Form 10-K; (b) all directors of the registrant; and (c) each shareholder, if any, that is the beneficial owner of 10% or more of the outstanding shares of common stock of the registrant.

(APPLICABLE ONLY TO CORPORATE REGISTRANT)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 30, 2010, 107,781,150 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

CREDIT ONE FINANCIAL, INC.

PART I

Item 1.  BUSINESS

Background

Credit One Credit Financial, Inc. (the "Company") was incorporated in the State of Florida on September 24, 1999.  Prior to July 2007, the Company was engaged in market research regarding the cost and availability of non-performing credit card debt portfolio and in contemplating the acquisition of non-performing accounts receivable.  In spite of it, no meaningful operations were carried out.

In July 2007, the Company’s four principal shareholders sold an aggregate of 6,962,438 shares, which represented 89.48% of the Company’s capital shares, to ten persons for a total of $625,000 in cash.  Following the change in control, the Company made an effort to provide funding, primarily in the form of advance, to small- and medium-sized companies with good and feasible business plans, but lacking capital to implement their business plans.  In January 2008, the Company decided to cease its project financing business, and entered into a joint venture agreement with Global Select Ltd in Hong Kong.  Under the agreement, a joint venture company, Moderation Limited (the “JVC”), was set up in Hong Kong, whereby the Company contributed $16 million Hong Kong dollars, approximately $2.05 million, in exchange for 51.6% of the equity interest in the JVC, and Global Select and its partner together contributed $15 million Hong Kong dollars, approximately $1.94 million, for 48.4% of the equity interest in the JVC.

In January 2009, the JVC, i.e., Moderation Limited, established a wholly owned subsidiary “Liaoning Sinorth Resources Co., Ltd.” in Liaoning Province, China (“Liaoning Sinorth”).  The main business of Liaoning Sinorth is the production, processing and sale of mineral products, primarily graphite, in China.

The Company has not been involved in any bankruptcy, receivership or similar proceeding.

Business

The Company is a processor and a distributor of graphite products.  It provides its customers with a large selection of graphite materials in the industry.

The Company began its current operation in January 2009 and since April 2009 has started to generate sales to customers in and outside China.  From April 2009 to the end of 2009, the Company has generated net sales of $3.84 million.  Prior to the fourth quarter of 2009, the Company considered it as a development stage enterprise.  Accordingly, the financial statements of the Company for all periods prior to the fourth quarter of 2009 were presented as a development stage enterprise, as prescribed by Accounting Standards Codification ASC 915, “Development Stage Entities” and by Rule 10 of Regulation S-X of the U.S. Securities and Exchange Commission.   In the fourth quarter of 2009, the Company believed that it has commenced its planned principal operations and has realized significant revenues therefrom.  As a result, the Company exited the development stage in the fourth quarter ended December 31, 2009.

Products

The products processed and distributed by us consist primarily of medium- and high-carbon graphite, high-purity graphite, micro-power graphite and expandable graphite, such as:

O

150 mesh products, e.g. +15094

O

Mixed size products, e.g. V94

O

100 mesh products, e.g. -194, -196, -190, etc.

O

100mesh products, e.g. +194, +190, etc.

The biggest market of our graphite products is in the industries of refractory, foundry, lubricant, pencils, batteries, carbon brush, and advanced graphite processing fields.

Raw Materials

We purchase unprocessed raw materials, primarily mixed size graphite and semi-processed graphite, from a variety of sources, including mining companies, brokers and other intermediaries in China.  For the year ended December 31, 2009, we procured raw materials from 18 raw material suppliers, of which four (4) accounted for 10% or more of our total purchases.  We typically purchase raw materials pursuant to individual purchase orders, and do not generally enter into long-term contracts for the purchase of raw materials.

Processing

We are seeking to expand our business operations within China by entering into value-added graphite processing and repackaging operations.  We are constructing a processing and repackaging facility.  The facility is located in the City of Yingkou, Liaoning Province, China, and is expected to be completed in early April 2010.  We believe this reprocessing and repackaging facility can increase our operating results.  The processing and repackage consist primarily of the following three processes:

 (1)    Screen separation of mixed size products into contract specified mesh sizes;

 (2)    or, Mixing to meet specified carbon content requirements; or

 (3)    Repackaging according to contract specifications for sale.

Sales and Marketing

We market our graphite products on a wholesale basis, primarily to graphite distributors and resellers, who account for approximately 70% of our total sales.  To a lesser extent, we also distribute products to small and medium-sized manufacturing end-users, approximately 30%.  We use our own sales force to market directly to our customers, who purchase our products through negotiated spot sales contracts which establish the quantity and price for each transaction.  The prices we charge depends upon costs, market demand, as well as quality and grade of the graphite products.

For the year ended December 31, 2009, we had two significant customers who accounted for more than 10% of our total sales, respectively.  In 2009, the percentages of our sales to our customers in China and abroad (Germany, Russia, United States, and Japan) were approximately 36% and 64%, respectively.

Competition

The graphite processing, repackaging and distribution industry in China is highly competitive and fragmented with no one company, or groups of companies in control.  We compete directly with a number of regional graphite product distributors.  The principal competitive factors in our business include, but are not limited to, the availability of materials and supplies; quality of the products, pricing of products; and availability of credit.  We generally compete on the basis of our product quality, and, to a lesser extent, price.  There is no assurance that we will ever develop a substantial number of customers.  Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company.

Government Regulation

As a U.S. based company doing business in China, we seek to comply with all Chinese laws, rules and regulations and pronouncements, and endeavor to obtain all necessary approvals from applicable Chinese regulatory agencies.  We believe we are in compliance in all material respects with existing applicable statutes and government regulations affecting our business and operations.

Environment Matters

Graphite materials are generally considered environmentally hazardous.  We are subject to numerous Chinese provincial and local laws and regulations relating to the protection of the environment which are highly relevant to our business.  We typically handle and store a variety of these materials at our warehouse and processing facility.  We maintain appropriate environmental compliance programs and have never been the subject of any material enforcement action by any governmental agency.  We do not believe there are any material environmental liabilities at our warehouse and processing facility.  Nevertheless, there can be no assurance that our knowledge is complete with regard to all material environmental liabilities and it could subsequently discover potential environmental liabilities arising from our warehouse and processing facility.

Research and Development

For the year ended December 31, 2009, we did not conduct any research or development activities.  We do not anticipate conducting such activities in the near future.

Seasonality

In general, there is no seasonal nature in our business.

Patents, trademarks, franchises, concessions, royalty agreements or labor contracts

We do not own any patents, trademarks, copyrights, franchises, concessions, royalty agreements, or labor contracts.

Employees

As of December 31, 2009, we had 29 full-time and 15 part-time employees.  As our business activities increase in size, we may need to hire more employees.  None of our employees are covered by collective bargaining agreements.  We believe our relationships with employees to be satisfactory.

Item 1A.   RISK FACTORS

An investment in us involves a high degree of risk.  Investors should carefully consider the risks below before making an investment decision. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.  As of the date of this report, our management is aware of the following material risks.

Risks Related to the Company’s Business

We have not been profitable to date, and we may never be profitable.

We started our current operations in 2009 and have not been profitable to date.  We have financed our operations principally through equity investments.  At this time, our ability to generate sufficient revenues to fund operations is uncertain.  For the fiscal year ended December 31, 2009, we incurred a net loss of $498,993, and with total accumulated deficit of $538,768 as of December 31, 2009.  There can be no assurance that we will ever operate profitably.  If the loss continues, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

We might need additional capital to meet our business requirements in the future, which may not be available, thus limiting our growth prospects.

In the future, we may require additional equity or debt financing to meet various objectives including, but not limited to:

O

pursuing growth opportunities, including more rapid expansion;

O

making capital improvements to improve our infrastructure;

O

acquiring complementary businesses;

O

hiring qualified management and key employees; and

O

responding to competitive pressures.

In the event additional equity or debt financing is not available on terms favorable to us, we may be unable to expand and our stock price may decline as a result of the perception that we have more limited growth prospects.

If we raise additional capital, such capital raisings could dilute current shareholders’ ownership interests.

If we need to raise additional capital, we will likely issue additional equity or convertible debt securities.  If we issue equity or convertible securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior to or more advantageous than our common stockholders.

An inability to obtain the raw materials could result in lost revenues and reduced margins and damage relationships with customers.

We process, repackage and distribute graphite materials that are produced or supplied by a number of suppliers.  Although we believe that our relationships with our suppliers are good and that we would have access to similar products from competing suppliers should the raw materials be unavailable from current sources, any disruption in our sources of supply, particularly of the most commonly sold items, could result in a loss of revenues and reduced margins and damage relationships with customers.  Supply shortages may occur as a result of unanticipated demand or production or delivery difficulties.  When shortages occur, suppliers often allocate products among distributors.

Our future operating results may be affected by fluctuations in raw material prices.  We may not be able to pass on cost increases to customers.

Our operating profits may be negatively affected by fluctuations in the price of raw materials.  We are subject to short-term price volatility and may be forced to purchase graphite at higher prices and may be unable to pass the cost increase on to our customers because of competitive pressure.  This may adversely affect our gross margins and profitability.  Our sales contracts with our customers generally do not contain a provision that permits the parties to adjust the contract price of the graphite upward or downward, and we have, in most cases, fixed price supply contracts for the graphite we sell.  However, if we adjust the contact price, the customers may cancel the contract or refuse to buy all of the quantities contracted for.  Accordingly, we may not able to fully pass these cost increases on to our customers.  We have no current plans to use forward or future contracts to hedge the fluctuations in raw material prices.

We might not be able to successfully overcome growth obstacles and establish our products in any additional markets

We intend to grow through increasing the distribution and sales of our graphite products by penetrating existing markets and entering new geographic areas in China.  However, many obstacles to entering such new markets exist, including, but not limited to, shipping and delivery costs, and costs associated with marketing efforts.  We cannot, therefore, assure that we will be able to successfully overcome such obstacles and establish our products in any additional markets.

The demand for our products is affected by industrial and economic conditions.  Downturns in the economy may reduce demand for our products and our revenues could decline.

Our business and operating results are primarily dependent upon China’s domestic demand for graphite products.  We are susceptible to fluctuations in the international markets as well.  The domestic and international graphite markets are cyclical and exhibit fluctuation in supply and demand from year to year and are subject to numerous factors beyond our control, including, but not limited to, the economic conditions in China, the global economic conditions and fluctuations in industries with high demand for graphite, such as the steel and power industries.  A significant decline in demand or excess supply for graphite products may have a material adverse effect on our business and results of operations.

A material disruption at our processing and packaging facility could prevent us from meeting customer demand, reduce our sales, and/or negatively affect our net income.

Our processing and packaging facility could cease operations unexpectedly due to a number of events, including:

•

Maintenance outages;

•

Prolonged power failures;

•

An equipment failure;

•

Disruptions in the supply of raw materials;

•

Closure because of environmental-related concerns;

•

Disruptions in the transportation infrastructure, including roads, bridges, railroad tracks, and tunnels;

•

Fires, floods, earthquakes, hurricanes, or other catastrophes; or

•

Other operational problems.

Future events may cause shutdowns, which may result in downtime and/or may cause damage to our facilities.  Any such downtime or facility damage could prevent us from meeting customer demand for our products and/or require us to make unplanned capital expenditures.  If our machines or facilities were to incur significant downtime, our ability to meet our production capacity targets and satisfy customer requirements would be impaired, resulting in lower sales and net income.

We face strong competition in our markets.

The graphite processing, repackaging and distribution industry in China is highly competitive and fragmented with no one company, or groups of companies in control.  We face competition from numerous competitors, domestic as well as foreign.  Some of our competitors are larger companies that have greater financial and other resources, greater economies of scale, and/or lower operating costs than we do.  The principal competitive factors in our business include, but are not limited to, the availability of materials and supplies; quality of the products, pricing of products; and availability of credit.  We generally compete on the basis of our product quality, and, to a lesser extent, price.  No assurance can be given that we will be able to effectively compete with our competitors.  In the event that we cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures could negatively affect our competitive position in the market.

We are subject to environmental regulation and other potential environmental liabilities.

We are subject to a wide range of general and industry-specific environmental laws and regulations, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, and site remediation.  To date, we have not incurred any expenditure for environmental compliance.  We expect to incur certain capital and operating expenditures in the future in order to maintain compliance with applicable environmental laws and regulations.  If we fail to comply with applicable environmental laws and regulations, we may face civil or criminal fines, penalties, or enforcement actions, including orders limiting our operations or requiring corrective measures, installation of pollution control equipment, or other remedial actions.  In addition, we may be unable to generate funds or other sources of liquidity and capital to fund unforeseen environmental liabilities or expenditures.

Our operating results may fluctuate significantly, which make our future results difficult to predict and could cause our operating results to fall below expectations.

Our operating results may fluctuate significantly in the future due to a variety of factors, many of which are beyond our control.  As a result, comparing our operating results on a period-to-period basis may not be meaningful, and, therefore, prior results are not necessarily indicative of results to be expected in future periods.

Loss of key management personnel or our inability to attract and retain new qualified personnel could hurt our ability to operate and grow successfully.

Our success is dependent to a significant extent on our executive officers and key personnel.  We do not have key man life insurance covering any of our executive officers.  We may not be able to retain our executive officers and key personnel or attract additional qualified personnel.  The loss of any of our executive officers or other key personnel, or our inability to recruit and retain qualified personnel, could hurt our ability to operate and make it difficult to execute our acquisition and internal growth strategies.

Risks Related to Doing Business in China

Our business operations may be adversely affected by the changing political and economic policies in China.

Substantially all of our assets are located in China and a considerable portion of our revenues are expected to derive from our operations in China.  The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities.  Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters.  As a result, changes in the political and economic policies of the Chinese government could have a significant impact on the results of our operations and financial condition.

Our assets, officers and directors are located outside of the U.S.  It is difficult to effect service of process and enforcement of legal judgments upon us and our officers and directors.

Our assets, officers and directors are located outside of the United States.  As a result, it may be difficult to effect service of process within the United States and enforce judgment of the US courts obtained against us and our executive officers and directors.  Particularly, our shareholders may not be able to:

•

Effect service of process within the United States on us or any of our executive officers and directors;

•

Enforce judgments obtained in U.S. courts against us based upon the civil liability provisions of the U.S. federal securities laws;

•

Enforce, in a court in China, judgments of U.S. courts based on the civil liability provisions of the U.S. federal securities laws; and

•

Bring an original action in a court in China to enforce liabilities against us or any of our executive officers and directors based upon the U.S. federal securities laws.

Government control of currency conversion may affect our ability to pay dividends declared, if any, in foreign currencies.

It is expected that a substantial portion of our revenues, if any, will be in “Yuan” or “RMB”, the national currency of China, which is currently not a freely convertible currency.  A portion of our revenues may have to be converted into US dollars to make payment of dividends declared, if any, in respect of our common shares.  Under China's existing foreign exchange regulations, we will be able to pay dividends in foreign currencies without prior approval from the State Administration of Foreign Exchange of China by complying with certain procedural requirements.  However, the Chinese government may take measures at its discretion in the future to restrict access to foreign currencies if foreign currencies become scarce in China.  We may not be able to pay dividends in foreign currencies to our shareholders if the Chinese government restricts access to foreign currencies for current account transactions.

Fluctuations in the exchange rate between the Chinese currency and the United States dollar may bring down our operating income.

The functional currency of our operations in China is "Yuan" or “RMB,” and that of Moderation Limited is in Hong Kong Dollars or “HKD.”  Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results.  During the years ended December 31, 2008 and 2009 and through this date, there has been little fluctuation in exchange rates between the RMB, HKD and US dollars. However, future fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities.  Any significant fluctuations in the exchange rate between the RMB, HKD and the United States dollar may bring down our operating income and lower our stock price.  We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

Risks Related to the Company’s Securities

Management exercises significant control over matters requiring shareholder approval which may result in the delay or prevention of a change in our control.

Dicky Cheung, our President and CEO, currently beneficially owns 34,672,705 shares, or approximately 32.2%, of our outstanding common stock.  Accordingly, he could significantly influence us on matters submitted to the stockholders for approval.  These matters include the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control that might otherwise be beneficial to our other stockholders.  His interests may differ from the interests of our other shareholders.

Our stock price has been extremely volatile and may continue to fluctuate significantly, which may make it more difficult for you to resell shares when you want at prices you find attractive.

Our common stock is very thinly traded, and the price, if traded, has been and may continue to be subject to significant daily fluctuations.  Consequently, investors may not be able to liquidate their investment at all, or if they are able to liquidate it may only be at a price that does not reflect the value of the business.  Even if a more active market should develop, the price may be highly volatile. Consequently, there can be no assurances as to whether:

•

any market for our common stock will develop;

•

the prices at which our common stock will trade; or

•

the extent to which investor interest in us will lead to the development of an active, liquid trading market.

Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock.  Either of these factors could adversely affect the liquidity and trading price of our common stock.  Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly.  There are no assurances that an orderly or liquid market will ever develop for the shares of our common stock.

Our common stock is subject to the penny stock restrictions which will create a lack of liquidity and make trading difficult or impossible.

Our common stock is currently subject to the penny stock rules adopted by the Securities and Exchange Commission. Under the SEC Rule 15g-9, a stock is considered a “penny stock” if it meets one or more of the following conditions:  (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million. The penny stock rules require brokers to provide extensive disclosure explaining the penny stock market and the risks associated with investing in penny stocks to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

We may never pay any dividends to shareholders.

We have paid no cash dividends on our common stock to date and it is not anticipated that any cash dividends will be paid to holders of our common stock in the near future.  While our dividend policy will be based on our operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion.  As an investor, you should take note of the fact that a lack of a dividend can further affect the market value of our stock, and could significantly affect the value of any investment in the Company.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our principal executive offices are located at 80 Wall Street, Suite 818, New York, NY 10005.  We pay rent of $650 per month to occupy this location on a twelve-month sublease, which expires on July 31, 2010.

According to Chinese law, the government owns all the land in China and companies or individuals are authorized to use the land only through land use rights granted by the Chinese government. Our subsidiary Liaoning Sinorth operates from offices located in Yingkou, Liaoning Province, China.  The operation space of Liaoning Sinorth, which is currently in construction, consists of administrative office space, warehouse, processing facility with approximately 16.5 acres in total.  These properties are currently recorded as “Work in Progress”. Also, please see Note 4 to our consolidated financial statements.

We believe that our property is suitable and adequate for our present and proposed needs.  If additional spaces are required, we believe that we will be able to obtain such space on commercially reasonable terms.

Item 3.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and, to our knowledge, none of our officers, directors or principal shareholders are party to any legal proceeding in which they have an interest adverse  to us.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 8, 2010, the Company held its Annual Meeting of Stockholders, at which the following matters were voted upon:

Election of Directors - The director nominee named below was elected to serve as the Company’s director until its next annual meeting by the following vote:

Name	For	Withheld
Dicky Cheung	58,846,205	0

Approval of the Amendment to the Company’s Articles of Incorporation - A proposal to amend the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 110 million to 500 million was approved by the following vote: 58,846,205 For; 0 Against; 0 Abstentions; 0 Broker Non-Votes.

Ratification of Independent Auditor - A proposal for the ratification of the Board of the Directors’ selection of Berman, Hopkins, Wright & LaHam, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 was ratified by the following vote: 58,846,205 For; 0 Against; 0 Abstentions; 0 Broker Non-Votes.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock has been quoted for trading on the OTC Bulletin Board under the symbol "COFI.OB" since December 27, 2005.  There is no established current public market for the shares of our common stock.  The following table sets forth the range of quarterly high and low sales prices of the common stock as reported on the OTC Bulletin Board for the periods indicated:

	High	Low
Year ended December 31, 2009:
First quarter	$0.02	$0.01
Second quarter	$0.30	$0.02
Third quarter	$0.30	$0.09
Fourth quarter	$0.15	$0.02

Year ended December 31, 2008:
First quarter	$0.13	$0.11
Second quarter	$0.14	$0.12
Third quarter	$0.09	$0.08
Fourth quarter	$0.09	$0.03

The quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of March 30, 2010, the Company had approximately 58 holders of record of its common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock nor does the Company anticipate paying any in the foreseeable future.  The Company expects to retain any future earnings to finance its operations and expansion.  The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon the Company’s earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans.

Performance graph

Not applicable

Recent Sales of Unregistered Securities

 Not applicable

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or any affiliated entity during the year ended December 31, 2009.

Item 6.   SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Form 10-K.  In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by this forward-looking information due to the factors discussed under "Risk factors," and elsewhere in this Form 10-K.

Overview

The main business of the Company is processing and distribution of mineral products, primarily graphite products, in China.  From April 2009, when our operation formally began, to the end of 2009, we generated net sales of approximately $3.84 million.   Prior to the fourth quarter of 2009, we considered ourselves as a development stage enterprise.  Accordingly, our financial statements for all periods prior to the fourth quarter of 2009 were presented as a development stage enterprise, as prescribed by Accounting Standards Codification ASC 915, “Development Stage Entities” and by Rule 10 of Regulation S-X of the U.S. Securities and Exchange Commission   In the fourth quarter of 2009, we believe that we have commenced our planned principal operations and have realized significant revenue from them.  As a result, we exited the development stage in the fourth quarter ended December 31, 2009.

Prior to April 2009, the Company’s activities principally have been planning, initiating research and development, conducting market research, securing capital and developing its proposed business plan.

Our revenues are dependent on a relatively small number of industries and clients.  As a result, we closely monitor the market for our products.  In the last two quarters of 2009, we experienced lower demand for our products and lower gross profit margins.  We believe this was primarily due to the current general economic conditions and the global financial crisis, and increased competition.  Because of increased competitive pressure, in certain cases, we had to lower our sales prices in order to keep our clients.  Despite these conditions and uncertainties about the demand for our products, we continue to believe in the fundamentals of the market and that it will rebound in future periods.  For a detailed discussion of our revenue, margins, earnings and other financial results for the fiscal year ended December 31, 2009, see “Results of Operations – 2009 Compared to 2008” below.

As of December 31, 2009, we had $982,315 of cash and cash equivalents as compared to $2,924,405 of cash and cash equivalents at the end of fiscal 2008.  In fiscal 2009, we used $1,287,759 in cash from continuing operations.  Our accounts receivable balance increased $1,031,061 from the prior fiscal year primarily due to the increase in sales.   We plan to continue to monitor accounts receivable and the various factors that affect it, including contract terms, the mix of contracts performed and our success in collecting receivables.  We will also continue to limit unnecessary spending and to control costs and maintain cash.

Results of Operations

2009 Compared to 2008

The table below summarizes the consolidated operating results for the years ended December 31, 2009 and 2008.

	Year ended December 31, 2009	Year ended December 31, 2008	$ Change	% Change

Net sales	$3,842,188	$-	$3,842,188	N/A %
Cost of goods sold	4,019,913	-	4,019,913	N/A %
Gross profit (loss)	(177,725)	-	(177,725)	N/A %
Operating expenses	270,416	54,473	215,943	396%
Loss from operations	(448,141)	(54,473)	(393,668)	(723)%
Total other expense	(50,852)	(15,655)	(35,197)	(225)%
Taxes	-	-	-	-%
Net loss	$(498,993)	$(70,128)	$(428,865)	(612)%

Sales

Since April 2009, the Company has generated sales from processing and sale of its products.  For the year ended December 31, 2009, the Company generated net sales of $3,842,188.  The Company started its operations in April 2009, and no sales were generated for the year ended December 31, 2008.

Cost of Goods Sold

Cost of goods sold consists primarily of the purchase of raw materials and storage, processing, freight and direct labor expenses.  Cost of goods sold for the year ended December 31, 2009 was $4,019,913.   Because of unexpected costs and competitive pressure, our cost of goods sold for the year went over the sales revenue by approximately $177,725.  There was no cost of goods sold for fiscal 2008 because there were no sales for this period of time.

Operating expenses

Operating expenses for the year ended December 31, 2009 were $270,416, an increase of $215,943, or 396%, as compared to $54,473 for the same period of fiscal 2008.  The significant increase in operating expenses was due to newly launched graphite business operation of the Company in 2009.  The Company’s biggest expense item was wage expense, which represented approximately 36% and 24% of the total operating expenses for the year ended December 31, 2009 and 2008, respectively.

Other income (expenses)

Our total other income (expense) for the year ended December 31, 2009 was $(50,852), which consisted primarily of interest income of $1,988 and bad debt expense of $52,063.   For the same period of fiscal 2008, our total other (income) expense was $15,655, which consisted of represented interest expense of $26,833 in connection with the borrowings from our President and CEO, and interest income of $11,178.

Net loss

For the year ended December 31, 2009, we had a net loss of $268,740 attributed to common stockholders, or $0.002 per share, as compared to a net loss of $70,128, or $0.001 per share, for the same period of fiscal 2008.

Liquidity and Capital Resources

Historically the Company met its capital requirements through the issuance of stock and borrowings from its executive officers and directors.  In 2007, the Company entered into three promissory notes with Dicky Cheung, our President and CEO, for an aggregate principal amount of $620,000 with interest rate at 5% per year.  In April 2008, all notes mentioned above were extended under the same terms and conditions.  In December 2008, as a part of a private placement as set out below, the note ($620,000) with accrued interest ($33,708) were converted into the equity shares of the Company at $0.03 per share.

In December 2008, the Company issued a total of 100,000,000 shares of its common stock at a price of $0.03 per share to sixteen investors for an aggregate consideration of $3,000,000 in cash.  From this private placement, the Company received net cash proceeds of $2,346,292.

At December 31, 2009, the Company had cash balance of $982,315.  For the year ended December 31, 2009, the operating activities of the Company used $1,287,759 of net cash, and our investing activities used cash of $2,595,231 for purchase of property and equipment.  For the same period under the review, our financing activities provided $1,940,900 of net cash, which represented proceeds from non-controlling interest.

On January 12, 2009, the Company remitted $2.8 million to set up a 51.6% owned subsidiary, Moderation Limited.  Of the $2.8 million remitted, $2,063,185 were the Company’s capital investment to Moderation for 51.6% of the equity interest in Moderation, the remaining $736,815, which was eliminated in consolidation, was provided to Moderation as working capital at an interest rate of 8% per year.

In our opinion, available funds and revenues generated from our operation will satisfy our capital requirements for the next twelve months.  However, we may need to raise additional funds to pursue growth opportunities and make capital improvements.  We may raise funds through private placements, either in equity offerings, or interest bearing borrowings.  There is no guarantee that we will be able to raise additional funds through offerings or other sources.  If we are unable to raise funds, our ability to continue with operations will be materially hindered.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements.

Effects of Inflation

To date, inflation has not had a material effect on our operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, such as doubtful accounts, inventories, and impairment of long-lived assets. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in this report.  These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Item 7A.  QUANTIATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to smaller reporting companies.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To The Board of Directors of

Credit One Financial, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Credit One Financial, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and the evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credit One Financial, Inc. and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Berman Hopkins Wright & Laham, CPAs and Associates, LLP

Winter Park, Florida

March 30, 2010

CREDIT ONE FINANCIAL, INC.

Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$982,315	$2,924,405
Accounts receivable, net	978,998	-
Notes receivable from customers	242,138	-
Inventories	990,825	-
Prepaid expenses and other current assets	143,507	-
Total current assets	3,337,783	2,924,405

Land use rights, net	220,126	-

Property, Plant and Equipment
Equipment and machinery	421,171	-
Work-in-progress	1,917,547	-
Furniture and fixtures	37,686	1,299
Less: Accumulated depreciation	(2,534)	(273)
Total Property, Plant and Equipment	2,373,870	1,026

Total Assets	$5,931,779	$2,925,431

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$549,436	$-
Customer deposit	1,006,200	-
Wages payable	8,805	-
Total current liabilities	1,564,441	-

Shareholders’ equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 107,781,150 shares issued and outstanding in 2009 and 2008, respectively	107,781	107,781
Additional paid-in capital	3,087,678	3,087,678
Accumulated deficit	(538,768)	(270,028)
Non-controlling interest in subsidiary	1,710,647	-
Total shareholders’ equity	4,367,338	2,925,431

Total Liabilities and Shareholders’ Equity	$5,931,779	$2,925,431

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

Consolidated Statement of Operations

For the Years Ended December 31, 2009 and 2008

	2009	2008

SALES	$3,842,188	$-
COST OF GOODS SOLD	4,019,913	-
GROSS PROFIT (LOSS)	(177,725)	-

OPERATING EXPENSES:
Selling, general and administrative	172,793	41,368
Salary expense	97,623	13,105
Total operating expenses	270,416	54,473

LOSS FROM OPERATIONS	(448,141)	(54,473)

OTHER INCOME (EXPENSE):
Interest income	1,988	11,178
Bad debt expense	(52,063)	-
Interest expense	(22)	(26,833)
Other expenses	(755)	-
Total other income (expense), net	(50,852)	(15,655)

NET LOSS BEFORE INCOME TAXES	(498,993)	(70,128)

INCOME TAX PROVISION	-	-
NET LOSS	(498,993)	(70,128)

LESS ATTRIBUTED TO NON-CONTROLLING INTEREST IN SUBSIDIARY	(230,253)	-

LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(268,740)	$(70,128)

LOSS PER SHARE:
Basic and Diluted	$(.002)	$(.001)

WEIGHTED AVERAGE NUMBER OF SHARES:	107,781,150	10,520,876

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2008 and 2009

	Common shares		Additional paid-in-	Accumulated	Non-controlling Interest in	Total shareholders'
	Number	Amount	capital	Deficit	Subsidiary	equity

Balance at December 31, 2007	7,781,150	$7,781	$187,678	$(199,900)	$-	$(4,441)

Shares issued on conversion of loans payable
Nand accrued interest at $0.03/share to a related party
Oon Dec. 22, 2008	21,790,267	21,790	631,918	-	-	653,708

FShares issued for cash at $0.03/share on Dec. 22, 2008	78,209,733	78,210	2,268,082	-	-	2,346,292

Net loss for the year ended December 31, 2008	-	-	-	(70,128)	-	(70,128)

Balance at December 31, 2008	107,781,150	107,781	3,087,678	(270,028)	-	2,925,431

Contributed capital – non-controlling interest in subsidiary	-	-	-	-	1,940,900	1,940,900

Net loss for the year ended December 31, 2009	-	-	-	(268,740)	(230,253)	(498,993)

Balance at December 31, 2009	107,781,150	$107,781	$3,087,678	$(538,768)	$1,710,647	$4,367,338

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009 and 2008

	2009	2008
Cash Flows from Operating Activities:
Net Loss	$(498,993)	$(70,128)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	2,261	256
Non-cash interest expense paid with common stock to a related party	-	26,833
Provision for bad debt	52,063	-
Changes in operating assets and liabilities:
Accounts receivable	(1,031,061)	-
Inventories	(990,825)	-
Prepaid expenses and other current assets	(143,507)	-
Accounts payable	549,436	-
Wage payable	8,805	-
Customer deposit	1,006,200	-
Note receivable	(242,138)	-
Cash used in operating activities	(1,287,759)	(43,039)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(2,375,105)	(249)
Purchase of land use rights	(220,126)	-
Project advance	-	600,000
Cash provided by (used in) investing activities	(2,595,231)	599,751

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	2,346,292
Contributed capital – non-controlling interest in subsidiary	1,940,900	-
Cash provided by financing activities	1,940,900	2,346,292

Net increase (decrease) in cash and cash equivalents	(1,942,090)	2,903,004

Cash and Cash Equivalents, Beginning	2,924,405	21,401

Cash and Cash Equivalents, Ending	$982,315	$2,924,405

Supplemental Cash Flow Information:

Cash Payments For:
Interest	$22	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Transactions
Common stock issued on conversion of loan payable and accrued interest to a related party	$-	$653,708

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

Notes to Consolidated Financial Statements

December 31, 2009

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

In January 2009, Moderation Limited established a wholly owned subsidiary “Liaoning Sinorth Resources Co., Ltd.” in Yingkou, Liaoning Province, China. The main business of Liaoning Sinorth Resources Co., Ltd. is processing and distribution of mineral products, primarily graphite, in China.

Note 2 - Summary of Significant Accounting Policies

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has $769,021 in net operating loss carry-forwards as of December 31, 2009, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income from operations in the United States of America will be realized during the applicable carry-forward periods.  The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

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

The fair value of the Company’s financial instruments, which consist principally of cash and cash equivalents, are based on level 1 input, and equal carrying amounts.

Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk

The Company maintains its cash in banks which participates in the Federal Deposit Insurance Corporation (FDIC) Transaction Account Guarantee Program, which provides separate FDIC coverage on the full balance of personal and non-personal checking accounts, so long as they are not interest-bearing.  Under that program, through June 30, 2010, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.  Coverage is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules, which provide coverage on interest bearing balances up to $250,000.  After December 31, 2013, balances up to $100,000 will be insured.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

As of December 31, 2009, the Company maintained $937,822 in foreign bank accounts not subject to FDIC coverage.

For the year ended December 31, 2009, the Company had two significant customers who accounted for 10% or more of the Company’s total sales, and the percentages of Company sales to customers in China and abroad (Germany, Russia, United States and Japan) were approximately 36% and 64%, respectively. The Company had no sales in 2008.

For the year ended December 31, 2009, the Company purchased raw materials from 18 suppliers, of which four accounted for 10% or more of total purchases.  No raw materials were purchased in 2008.

Foreign Currency

The Company reports it financial position and results of operations in U.S. dollars.  For its subsidiaries that have functional currencies that are foreign currencies, the elements of the financial statements are translated by using a current exchange rate.  For assets and liabilities, the exchange rate at the balance sheet date is used and for revenues, expenses, gains, and losses, the exchange rate at the dates on which those elements are recognized is used.  Transaction adjustments result from the process of translating the subsidiaries’ financial statements into US dollars and are not included in determining net income, but are reported in other comprehensive income.  There were no currency translation adjustments during the years ended December 31, 2009 and 2008.

Foreign currency transactions are transactions denominated in a currency other than the entity's functional currency.  At the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the recording entity are adjusted to reflect the current exchange rate, with any resulting differences reported in the current period statement of operations. During the years ended December 31, 2009 and 2008, the Company recognized $27,124 and $-0-, respectively, in foreign currency exchange differences in the consolidated statements of operations.

Inventory

Raw material inventories consist of mixed-size and semi-processed graphite which are further processed into medium- and high-carbon, high-purity, micro-power and expandable graphite to become finished goods inventories.  Inventory is stated at the lower of cost or market, using the first-in, first out method. Cost includes materials, labor, and production overhead related to the purchase and production of inventory. The Company reviews its inventory regularly to identify potentially obsolete inventory.   No reserve is considered necessary as of December 31, 2009.

In the normal course of business, the Company enters into raw material purchase and finished goods sales contracts at fixed prices and quantities for terms which extend beyond the balance sheet date. Provisions for losses, if any, to be sustained related to such commitments are recognized when such losses are probable.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on a review of specifically identified accounts and aging data. The Company reviews its allowance for doubtful accounts monthly. As of December 31, 2009, allowance for doubtful accounts was $52,063.

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

Shipping and Handling Costs

The Company recognizes amounts billed to a customer in a sales transaction related to shipping as revenue. The costs incurred by the Company for shipping and handling are classified as cost of sales.

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

Prepaid Expenses

Prepaid expenses at December 31, 2009 represent prepayment for the purchase of graphite from miners and other graphite suppliers, as well as prepaid valued-added taxes.

Property, Plant and Equipment

Acquisitions of property, plant and equipment are recorded at cost. Improvements and replacements of property, plant and equipment are capitalized. Maintenance and repairs that do not improve or extend the lives of furniture and equipment are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of each class of depreciable assets, which is 3-10 years.

Properties under construction are recorded as construction in progress, and upon completion of construction, are transferred to a depreciable asset class, at which time the depreciation would start.

Land Use Rights

Land use rights represent the cost to obtain the right to use land in China.  Land use rights are carried at cost and amortized over the life of the rights of 50 years.

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at December 31, 2009 and 2008, respectively.

Consolidation Scope and Principles of Consolidation

The consolidated financial statements present the financial position and the results of operations of Credit One Financial, Inc. and its 51.6% owned subsidiary, Moderation Limited (a Hong Kong corporation, “Moderation”).  Moderation, in turn, is the 100% owner and consolidates Liaoning Sinorth Resources Co., Ltd, a People’s Republic of China corporation.

The non-controlling interest in Moderation is classified as part of stockholders’ equity in the consolidated balance sheet, and the non-controlling interest’s share of Moderation’s net loss is shown as a reduction of the Company’s net loss in the consolidated statement of operations.

All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain amounts reflected in the accompanying financial statements for the year ended December 31, 2008 have been reclassified from the previously reported.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance on “Non-controlling interests in Consolidated Financial Statements.” ASC Topic 810 requires that ownership interests in subsidiaries held by parties other than the parent be presented separated within equity in the consolidated balance sheet.  ASC Topic 810 also requires that the consolidated net income attributable to the parent and to the non-controlling interests be identified and displayed on the face of the consolidated income statement.  We adopted the provisions of ASC Topic 810 January 1, 2009.  The impact of adoption was not material to our consolidated financial statements.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  This guidance also includes provisions for identifying circumstances that indicate a transaction is not orderly.  The provisions of this guidance are effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  We adopted the provisions of this guidance during the year ended December 31, 2009 and its impact on our consolidated financial position, cash flows, and results of operations was not significant.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosure about the fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements.  This guidance also amends previous guidance in FASB ASC Topic 270, “Interim Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  We adopted the previsions of this guidance during the year ended December 31, 2009 and its impact on our disclosure was not significant.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  This guidance, which was incorporated into ASC Topic 855, “Subsequent Events,” was effective in 2009.  We have evaluated subsequent events through the date our consolidated financial statements were issued, noting no events that require adjustment of, or disclosure in, the consolidated financial statements.

In June 2009, the FASB issued authoritative guidance establishing two levels of U.S. generally accepted accounting principles (“GAAP”) – authoritative and nonauthoritative – and making the Accounting Standards Codification (“ASC”) the source of authoritative, nongovernmental GAAP, except for rules and interpretive release of the Securities and Exchange Commission.  This guidance, which was incorporated into ASC Topic 105, “Generally Accepted Accounting Principles,” was effective in 2009.  The adoption changed certain disclosure references to U.S. GAAP, but did not have any other impact on our consolidated financial statements.

Note 3 – Inventory

Inventory consists of the following at December 31,:

	2009	2008

Raw Materials	$886,218	$-
Finished Goods	104,607	-

Total	$990,825	$-

Note 4 – Land Use Rights

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company.  Instead, the government grants the user a “Land use right” (the “Right”) to use the land.

On November 29, 2008, the Company entered into an agreement with the Chinese government, whereby the Company will acquire for RMB 5,000,000 (equivalent $733,752 at December 31, 2009) the right to use certain land.  The Company has remitted RMB 1,500,000 (equivalent $220,126) to use the government for these rights, with the remaining RMB 3,500,000 (equivalent $513,626) to be paid once the deed has been awarded.  The purchase price will be amortized over the term of the right, which is 50 years.

Net land use right at December 31, 2009 and 2008 were as follows:

	2009	2008

Land use right	$220,126	$-
Less: Accumulated amortization	-	-

Total	$220,126	$-

Note 5 – Income Taxes

The Company accounts for income taxes using the liability method, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

Effective January 1, 2008, the Chinese government enacted the Corporate Income Tax Law, and promulgated related regulations, which, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises.  The corporate income tax rate in Hong Kong is 16.5%.

Due to the Company’s net loss, there was no provision for income taxes in the accompanying financial statements.  The Company’s effective tax rate for the years ended December 31, 2009 and 2008 was 0% and 0% due to the net loss position in both years.

The Company’s taxes were subject to a full valuation allowance as follows:

Year Ended December 31, 2009

Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$293,292	2019-2029	$110,366	$(110,366)
Hong Kong	63,004	None	10,396	(10,396)
China	412,725	2014	103,181	(103,181)
	$769,021		$223,943	$(223,943)

Year Ended December 31, 2008

Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$270,028	2019-2028	$101,612	$(101,612)

The net deferred tax asset generated by the loss carry-forward has been fully reserved.

The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises have completed their relevant tax filings, hence the Company’s tax filings may not be finalized. It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities.

The Company has no United States or Hong Kong corporate income tax liability as of December 31, 2009 and 2008.

Note 6 – Stockholders’ Equity

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

In 2009, the Company invested capital into the subsidiary Moderation Limited.  The 48.4% ($1,713,476) of the subsidiary’s capital held by the non-controlling party has been recorded in stockholders’ equity as the non-controlling interest in subsidiary.  The only other equity transaction for the year ended December 31, 2009 was the net loss for the period.

Note 7 – Transactions with Related Parties

On July 25, 2007, the Company issued to Dicky Cheung, the President and CEO of the Company, a promissory note, in the principal amount of $20,000 in consideration for a $20,000 cash loan made by Mr. Cheung to the Company.  Interest on the note accrued at the rate of 5% per year.  Pursuant to the terms of the note, the entire principal sum and all accrued interest were due on or before January 30, 2008.

On September 25, 2007, the Company issued to Dicky Cheung, the President and CEO of the Company, a promissory note, in the principal amount of $100,000 in consideration for a $100,000 cash loan made by Mr. Cheung to the

Company.  Interest on the note accrued at the rate of 5% per year.  Pursuant to the terms of the note, the entire principal sum and all accrued interest were due on or before March 25, 2008.

On October 5, 2007, the Company issued to Dicky Cheung, the President and CEO of the Company, a promissory note, in the principal amount of $500,000 in consideration for a $500,000 cash loan made by Mr. Cheung to the Company.  Interest on the note accrued at the rate of 5% per year.  Pursuant to the terms of the note, the entire principal sum and all accrued interest were due on or before April 4, 2008.

On April 2, 2008, the above three notes were extended under the same terms and conditions. On December 22, 2008, as a part of the transaction described in Note 6 above, all three notes and accrued interest in a total amount of $653,708 were converted into the equity shares of the Company at $0.03 per share.  At the same time, Mr. Cheung purchased additional 9 million shares of the Company’s common stock at a purchase price of $0.03 per share.

Note 8 – Capital Stock and Contributed Capital

On March 30, 2005, the Company amended its Articles of Incorporation, to authorize the maximum number of shares to have outstanding at any one time to be 110,000,000 shares of common stock having a par value of $0.001 per share.  As of December 31, 2009, there were 107,781,150 shares of the Company’s common stock issued and outstanding.

On January 8, 2010, the Company amended its articles of incorporation to increase the number of shares of authorized common stock from 110 million to 500 million.

Note 9 – Establishment of a Subsidiary

On January 12, 2009, the Company remitted $2.8 million to its joint venture company, Moderation Limited (“Moderation”).  Of the $2.8 million remitted, $2,063,185 were the Company’s capital investment to Moderation for 51.6% of the equity interest in Moderation, the remaining $736,815 was provided by the Company to Moderation as temporary working capital at interest rate of 8% annually. On October 29, 2008, the Chinese government approved Moderation’s application for setting up a wholly owned subsidiary “Liaoning Sinorth Resources Co., Ltd.” (“Liaoning Sinorth”) in Yingkou, Liaoning province, China.  The working capital loan and intercompany accounts are eliminated in consolidation.

The main business of Liaoning Sinorth is producing, processing and sale of mineral products, primarily graphite, in China.  Liaoning Sinorth began operation on January 1, 2009.

Note 10 – Risks and Uncertainties

The Company’s business, financial condition and results of operations could be materially affected by many risks and uncertainties including the following:

The Company started current operations in 2009 and has not been profitable to date. It has financed operations principally through equity investments, and its ability to generate sufficient revenues to fund operations is uncertain. For the year ended December 31, 2009, the Company incurred a net loss of $498,993, and has a total accumulated deficit of $538,768 as of December 31, 2009.  There can be no assurance that it will ever operate profitably, and if the losses continue, the Company’s ability to operate may be severely impacted or alternatively it may be forced to terminate operations

As a U.S. based company doing business in China, the Company must comply with all Chinese laws, rules and regulations, and pronouncements, and endeavor to obtain all necessary approvals from applicable Chinese regulatory authorities.

The Company’s operations could be adversely affected by changing political and economic policies in China.

The Company is constructing a processing and repackaging facility in China on land leased from the Chinese government, the final land use rights have not yet been awarded to the Company by the Chinese government.

Chinese government control of currency conversion may affect the Company’s ability to pay dividends declared, if any, in foreign currencies.

Fluctuations in the exchange rate between the Chinese currency and the U.S. dollar may bring down the Company’s operating income.

Note 11 – Subsequent Events

Except for the event disclosed in Note 8 to increase the number of shares of authorized common stock to 500 million, the Company has no material subsequent events to report through date that these financial statements were issued or are available to be issued on March 30, 2010.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

None

Item 9A(T).  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

As used herein, the term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms issued by the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and its principal financial officer or officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s report on internal control over financial reporting

The management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal controls over our financial reporting.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

To evaluate the effectiveness of our internal controls over financial reporting, we have adopted the framework prescribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and the related guidance provided in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies, also issued by COSO.

Based on our evaluation of our internal controls as of December 31, 2009, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

(c) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the information about our sole directors and executive officer:

Name	Age	Positions Held

Dicky Cheung	38	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Mr. Dicky Cheung has been the Company's President, CEO, CFO, Secretary and the sole Director since July 24, 2007.  Mr. Cheung has been President of Companhhia Internacional Tek Tat Limitada, a privately held company located in Macau, since its formation in 2007.

Significant Employees

There are no significant employees other than our executive officer.

Family Relationships

Not applicable

Involvement in Certain Legal Proceedings

None

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, as of the date of this report, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners are complied with.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Such Code of Ethics has been filed with the Commission as Exhibit 14.

Committees of the Board

We currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter.  Since there are only one director, our board of directors does not believe that it is necessary to set up such committees because it believes that the functions of such committees are being adequately performed by the board of directors and these committees would be the same one board member in any case.

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors.  There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors.  The entire board of directors will assess candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.  A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our board of directors at the address appearing on the first page.

We intend to seek qualified independent directors to serve on the board and ultimately form standing audit, nominating and compensation committees.

Audit Committee Financial Expert

The board of directors of the Company determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(i) of Regulation S-K, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended.  We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not currently warranted.

Item 11.  EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the last two fiscal years in all capacities for the accounts of our executives, including the principal executive officer and principal financial officer:

Summary Compensation Table

						Non- Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Dicky Cheung	2009	12,000	-	-	-	-	-	-	12,000
CEO and	2008	12,000	-	-	-	-	-	-	12,000
President

There were no "most highly compensated executive officers" as that term is defined in Item 402(a)(2) of Regulation S-K and there were no additional individuals for whom disclosure would have been made in this table.

Outstanding Equity Awards at Fiscal Year-End Table

We do not have any equity incentive plans.  There has been no compensation awarded to, earned by, or paid to any of the named executive officers or directors required to be reported in that table.

Benefit Plans

We do not have retirement benefits, or benefits that will be paid primarily following retirement, such as tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We do not have employment agreements in place with our executive officers and directors.  There are no contracts, agreements, plans or arrangements, whether written or unwritten, that provides for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the Company or a change in the named executive officer's responsibilities following a change in control, with respect to each named executive officer.

Compensation of Directors

Directors do not receive any compensation for their services as directors.  The Board of Directors has the authority to fix the compensation of directors.  No amounts have been paid to, or accrued to, directors in such capacity.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information, as of March 30, 2010, with respect to any person who is known to us to be the beneficial owner of 5% or more of any class of our voting securities.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Dicky Cheung 80 Wall Street, Suite 818 New York, NY 10005	34,672,705	32.2%

Security Ownership of Management

The following table sets forth certain information, as of March 26, 2010, as to each class of our equity securities beneficially owned by all of our directors and nominees, each of the named executive officers, and our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Dicky Cheung 80 Wall Street, Suite 818 New York, NY 10005	34,672,705	32.2%
Common	All Officers and Directors as a group(a)	34,672,705	32.2%

(1)

Except as otherwise noted herein, percentage is determined on the basis of 107,781,150 shares of the Company’s common stock outstanding plus securities deemed outstanding pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Under Rule 13d-3, a person is deemed to be a beneficial owner of any security owned by certain family members and any security of which that person has the right to acquire beneficial ownership within 60 days, including, without limitation, shares of common stock subject to currently exercisable options.

(2)

The Company has not granted any stock options or warrants to purchase shares of its common stock, and the Company has not issued and does not have any securities outstanding that may be converted into its common shares or have any rights convertible or exchangeable into shares of the Company’s common stock.

(3)	All shares are held by a corporation of which he is a controlling shareholder.
(4)	There are no shares that are pledged as security.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Securities Authorized for Issuance under Equity Compensation Plans

As of the end of the most recently completed fiscal year, there were no compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On July 25, 2007, the Company issued to Dicky Cheung, the President and CEO of the Company, a promissory note, in the principal amount of $20,000 in consideration for a $20,000 cash loan made by Mr. Cheung to the Company.  Interest on the note accrued at the rate of 5% per year.  Pursuant to the terms of the note, the entire principal sum and all accrued interest were due on or before January 30, 2008.

On September 25, 2007, the Company issued to Dicky Cheung, the President and CEO of the Company, a promissory note, in the principal amount of $100,000 in consideration for a $100,000 cash loan made by Mr. Cheung to the Company.  Interest on the note accrued at the rate of 5% per year.  Pursuant to the terms of the note, the entire principal sum and all accrued interest were due on or before March 25, 2008.

On October 5, 2007, the Company issued to Dicky Cheung, the President and CEO of the Company, a promissory note, in the principal amount of $500,000 in consideration for a $500,000 cash loan made by Mr. Cheung to the Company.  Interest on the note accrued at the rate of 5% per year.  Pursuant to the terms of the note, the entire principal sum and all accrued interest were due on or before April 4, 2008.

On April 2, 2008, the above three notes were extended under the same terms and conditions. On December 22, 2008, all three notes and accrued interest in a total amount of $653,708 were converted into the equity shares of the Company at $0.03 per share.  At the same time, Mr. Cheung purchased additional 9 million shares of the Company’s common stock at a purchase of $0.03 per share.

Promoters and Control Persons

On May 4, 2006, James H. Bashaw, then the Company’s President and CEO, and Richard R. Cook, then Secretary, Treasurer and CFO of the Company, sold an aggregate of 4,698,238 of their shares of the Company's common stock to STM 1, LLC.  The shares sold by Messrs. Bashaw and Cook to STM 1, LLC represented 78.55% of the Company’s issued and outstanding shares of common stock.

On July 24, 2007, four principal shareholders of the Company, Guy Wolf; STM 1, LLC; Antonio Investments, Ltd; and Smart Trading, Ltd, sold an aggregate of 6,962,438 shares, which represented 89.48% of the Company’s capital shares, to ten persons for a total of $625,000 in cash.  Simultaneous with the sale of the securities, the Company's sole officer and director John Vidaver resigned, and Dicky Cheung was appointed as its sole officer and director, who owned 3,882,438 shares, or 49.9%, of the Company’s voting shares at that time.

Parents

Not Applicable.

Director Independence

We are presently not required to comply with the director independence requirements of any securities exchange, which requires that a majority of a company's directors be independent.  The board of directors of the Company intends to appoint additional members, each of whom will satisfy the director independence guidelines in a manner consistent with the definitions of “independence” set forth in SEC Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Berman, Hopkins, Wright & Laham, CPAs and Associates, LLP, "Berman Hopkins" audited the Company's 2009 and 2008 financial statements.  Fees related to audit services performed in 2009 and 2008 were as follows:

	2009	2008
Audit Fees (1)	$31,310	$17,494
Audit Related Fees (2)	-	-
Tax Fees (3)	1,100	1,050
All Other Fees (4)	-	-

Total	$32,410	$18,544

(1) Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements included in our Form 10-Q.

(2) Audit related fees.  None.

(3) Tax fees.   Tax return preparation.

(4)  All other fees.   None.

(5)  Pre-Approval Policies

We do not have an audit committee.  Our Board of Directors has reviewed and discussed with Berman Hopkins the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2009 fiscal year.  Our Board has also discussed with Berman Hopkins the matters required to be discussed pursuant to Public Company Accounting Oversight Board Standards and to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

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

The Board’s policy is to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent auditor; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

Our Board pre-approved all of the fees described above.

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation, incorporated by reference herein from Exhibit 3(i) (A) to our Form 10-SB filed June 25, 2003.

3.2	Amended Articles of Incorporation, incorporated by reference herein from Exhibit 3(i)(B) to our Form 10-SB filed June 25, 2003

3.3	Amended Articles of Incorporation, incorporated by reference herein from Exhibit 3(i)(C) to our Form 10-QSB for the fiscal quarter ended March 31, 2005.

3.4	By-laws incorporated by reference herein from Exhibit 3(ii) to our Form 10-SB filed June 25, 2003

10.1	Stock Purchase Agreement with STM 1, LLC dated May 3, 2006, incorporated by reference herein from Exhibit 99 to our Form 8-K filed May 9, 2006.

14	Code of Ethics, incorporated by reference herein from Exhibit 14 to our Form 8-K filed February 1, 2010

21	List of Subsidiaries of the Company

31.1	Certification pursuant to Section 13a-14 of the Securities Exchange Act of 1934

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1830)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDIT ONE FINANCIAL, INC.

By: /s/ Dicky Cheung

Dicky Cheung

President & CEO

(Principal Executive Officer and Principal Financial Officer)

Date:  March 30, 2010

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dicky Cheung

Dicky Cheung

President & CEO

(Principal Executive Officer and Principal Financial Officer)

Date:  March 30, 2010