Form 10-Q
period 2010-03-31
CREDIT ONE FINANCIAL INC
filed 2010-05-11
CIK 1201135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50320

CREDIT ONE FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Florida                                                                   59-3641205

(State or other jurisdiction of incorporation or organization         (I.R.S. Employer Identification No.)

80 WALL STREET, SUITE 818, NEW YORK, NEW YORK             10005

(Address of principal executive offices)                  (Zip Code)

(212) 809-1200

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer or a smaller reporting company. See definition of "large accelerated filer, and accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        [   ]      Accelerated filer      [   ]      Non Accelerated filer   [   ]     Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]     No    [X]

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 107,781,150 shares of common stock, par value $0.001, as of May 11, 2010.

Item 1.    Financial Statements

CREDIT ONE FINANCIAL, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$852,689	$982,315
Accounts receivable, net	1,340,107	978,998
Notes receivable from customers	146,711	242,138
Inventories	736,427	990,825
Prepaid expenses and other current assets	68,077	143,507
Total Current Assets	3,144,011	3,337,783

Land Use Right, net	220,067	220,126

Property, Plant and Equipment
Equipment and machinery	421,171	421,171
Work-in-progress	2,224,029	1,917,547
Furniture and fixtures	37,637	37,686
Less: Accumulated depreciation	(14,932)	(2,534)
Total Property, Plant and Equipment	2,667,905	2,373,870

Total Assets	$6,031,983	$5,931,779

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$980,357	$549,436
Customer deposit	1,004,629	1,006,200
Wage payable	8,303	8,805
Total Current Liabilities	1,993,289	1,564,441

Stockholders' Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized,
107,781,150 shares issued and outstanding	107,781	107,781
Additional paid-in capital	3,087,678	3,087,678
Accumulated deficit	(698,254)	(538,768)
Currency translation adjustment	874	-
Non-controlling interest in subsidiary	1,540,615	1,710,647
Total Stockholders' Equity	4,038,694	4,367,338

Total Liabilities and Stockholders' Equity	$6,031,983	$5,931,779

See accompanying notes to the unaudited consolidated financial statements

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

 COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three-Months Ended March 31,
	2010	2009

Sales	$1,208,916	$-
Cost of Sales	(1,325,184)	-
Gross Loss	(116,268)	-

Operating Expenses
Selling, general and administrative	129,301	26,203
Salary expense	23,313	10,396
Total operating expenses	152,614	(36,599)

Other Income and Expenses
Interest income	-	424
Bad debt expense	(58,531)	-
Interest expense	-	-
Foreign currency loss	(2,105)	(10,185)
Total other income (expense)	(60,636)	(9,761)

Net loss before income taxes	(329,518)	(46,360)

Income tax provision	-	-

Net loss	(329,518)	(46,360)

Less attributed to non-controlling interest in subsidiary	170,032	19,299

Loss attributed to common stockholders	$(159,486)	$(27,061)

Loss per share
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	107,781,150	107,781,150

Net Loss	$(329,518)	$(46,360)
Currency translation adjustment	874	-
Comprehensive income (loss)	$(328,644)	$(46,360)

See accompanying notes to the unaudited consolidated financial statements

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three-Months Ended
	Mar 31, 2010	Mar 31, 2009
Cash Flows from Operating Activities:
Net Loss	$(329,518)	$(27,061)
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	12,328	65
Non-controlling interest in subsidiary	-	1,917,670
Changes in operating assets and liabilities:
Accounts receivable	(361,109)	-
Inventories	254,398	(42,272)
Prepaid expenses and other current assets	75,430	(2,813,151)
Other assets	-	(347,680)
Accounts payable	430,921	37,194
Wage payable	(502)	14,353
Note receivable	95,427	-
Cash provided (used in) operating activities	177,375	(1,260,882)

Cash Flows Used in Investing Activities:
Purchase of property, plant and equipment	(307,001)	(2,894)

Net increase (decrease) in cash and cash equivalents	(129,626)	(1,263,776)

Cash and Cash Equivalents, Beginning	982,315	2,924,405

Cash and Cash Equivalents, Ending	$852,689	$1,660,629

Supplemental Cash Flow Information:
Cash Payments For:
Interest	$-	$-
Income Taxes	$-	$-

See accompanying notes to the unaudited consolidated financial statements

CREDIT ONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2010

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with US GAAP and the rules of the United States Securities and Exchange Commission.  In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the audited financial statements of the Company for the most recent fiscal year ended December 31, 2009, as reported in Form 10-K filed on March 30, 2010.

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has $1,103,551 in net operating loss carry-forwards as of March 31, 2010, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income from operations in the United States of America will be realized during the applicable carry-forward periods.  The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

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

As of March 31, 2010, the Company maintained $781,258 in foreign bank accounts not subject to FDIC coverage.

Foreign Currency

The Company reports it financial position and results of operations in U.S. dollars.  For its subsidiaries that have functional currencies that are foreign currencies, the elements of the financial statements are translated by using a current exchange rate.  For assets and liabilities, the exchange rate at the balance sheet date is used and for revenues, expenses, gains, and losses, the exchange rate at the dates on which those elements are recognized is used.  Transaction adjustments result from the process of translating the subsidiaries’ financial statements into US dollars and are not included in determining net income, but are reported in other comprehensive income.  There was currency translation adjustment of $874 for the quarter ended March 31, 2010.

Foreign currency transactions are transactions denominated in a currency other than the entity's functional currency.  At the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the recording entity are adjusted to reflect the current exchange rate, with any resulting differences reported in the current period statement of operations. For the three months ended March 31, 2010 and 2009, the Company recognized $2,105 and $10,185, respectively, in foreign currency exchange differences in the consolidated statements of operations.

Inventory

Raw material inventories consist of mixed-size and semi-processed graphite which are further processed into medium- and high-carbon, high-purity, micro-power and expandable graphite to become finished goods inventories.  Inventory is stated at the lower of cost or market, using the first-in, first out method. Cost includes materials, labor, and production overhead related to the purchase and production of inventory. The Company reviews its inventory regularly to identify potentially obsolete inventory.   No reserve is considered necessary as of March 31, 2010.

In the normal course of business, the Company enters into raw material purchase and finished goods sales contracts at fixed prices and quantities for terms which extend beyond the balance sheet date. Provisions for losses, if any, to be sustained related to such commitments are recognized when such losses are probable.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on a review of specifically identified accounts and aging data. The Company reviews its allowance for doubtful accounts monthly. As of March 31, 2010 and December 31, 2009, allowance for doubtful accounts was $110,331 and $52,063, respectively.

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

Prepaid Expenses

Prepaid expenses at March 31, 2010 and December 31, 2009 represent prepayment for the purchase of graphite from miners and other graphite suppliers, as well as prepaid valued-added taxes.

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

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at March 31, 2010 and 2009, respectively.

Reclassifications

Certain amounts reflected in the accompanying financial statements as of December 31, 2009 and for the three months ended March 31, 2009 have been reclassified from previously reported amounts.

Note 3 – Inventory

Inventory consists of the following at March 31, 2010 and December 31, 2009:

	2010	2009

Raw Materials	$587,634	$886,218
Finished Goods	148,793	104,607

Total	$736,427	$990,825

Note 4 – Land Use Rights

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company.  Instead, the government grants the user a “Land use right” (the “Right”) to use the land.

On November 29, 2008, the Company entered into an agreement with the Chinese government, whereby the Company will acquire for RMB 5,000,000 (equivalent $733,555 at March 31, 2010) the right to use certain land.  The Company has remitted RMB 1,500,000 (equivalent $220,067 at March 31, 2010) to use the government for these rights, with the remaining RMB 3,500,000 (equivalent $513,488 at March 31, 2010) to be paid once the deed has been awarded.  The purchase price will be amortized over the term of the right, which is 50 years.

Net land use right at March 31, 2010 and December 31, 2009 were as follows:

	2010	2009

Land use right	$220,067	$220,126
Less: Accumulated amortization	-	-

Total	$220,067	$220,126

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

Due to the Company’s net loss, there was no provision for income taxes. The Company’s effective tax rate for the quarter ended March 31, 2010 was 0% due to the net loss position in both years.

The Company’s taxes were subject to a full valuation allowance as follows at March 31, 2010 and December 31, 2009:

March 31, 2010

Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$338,785	2019-2030	$127,485	$(127,485)
Hong Kong	63,612	None	10,496	(10,496)
China	701,154	2014-2015	175,289	(175,289)
	$1,103,551		$313,270	$(313,270)

December 31, 2009

Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$293,292	2019-2029	$110,366	$(110,366)
Hong Kong	63,004	None	9,451	(9,451)
China	412,725	2014	103,181	(103,181)
	$769,021		$222,998	$(222,998)

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

The Company has no United States corporate income tax liability as of March 31, 2010 and December 31, 2009.

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

In 2009, the Company invested capital into the subsidiary Moderation Limited.  The 48.4% ($1,713,476) of the subsidiary’s capital held by the non-controlling party has been recorded in stockholders’ equity as the non-controlling interest in subsidiary.  The only other equity transaction for the three months ended March 31, 2010 were the net loss and the currency translation adjustment for the period.

Note 7 – Capital Stock and Contributed Capital

On March 30, 2005, the Company amended its Articles of Incorporation, to authorize the maximum number of shares to have outstanding at any one time to be 110,000,000 shares of common stock having a par value of $0.001 per share.  As of March 31, 2010, there were 107,781,150 shares of the Company’s common stock issued and outstanding.

On January 8, 2010, the board of directors and a majority of the Company’s shareholders at its Annual Stockholder Meeting the Company approved to amend its articles of incorporation to increase the number of shares of authorized common stock from 110 million to 500 million.

On April 9, 2010, the Company filed a Certificate of Amendment with the Secretary of State of the State of Florida, wherein the Company effected an amendment to its Articles of Incorporation to increase the authorized number of shares of its common stock from 110,000,000 shares to 500,000,000 shares, with a par value of $0.001 per share.

Note 8 – Going Concern

The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred a gross loss for the three months ended March 31, 2010 of $116,268 and a net loss of $329,518. The Company also has an accumulated deficit of $698,254 as of March 31, 2010. The Company may have to seek loans or sale of its securities to raise cash to meet its cash needs.

There can be no assurances that the Company will be able to achieve profitable operations to obtain additional funding. These factors create substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

Note 10 – Risks and Uncertainties

The Company’s business, financial condition and results of operations could be materially affected by many risks and uncertainties including the following:

The Company started current operations in 2009 and has not been profitable to date. It has financed operations principally through equity investments, and its ability to generate sufficient revenues to fund operations is uncertain. For the three months ended March 31, 2010, the Company incurred a net loss of $329,518, and has a total accumulated deficit of $698,254 as of March 31, 2010.  There can be no assurance that it will ever operate profitably, and if the losses continue, the Company’s ability to operate may be severely impacted or alternatively it may be forced to terminate operations

As a U.S. based company doing business in China, the Company must comply with all Chinese laws, rules and regulations, and pronouncements, and endeavor to obtain all necessary approvals from applicable Chinese regulatory authorities.

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

Note 11 – Subsequent Events

Except as disclosed in Note 7, the Company has no other material subsequent events to report through the date these financial statements were issued on May 11, 2010.

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

Overview

The main business of the Company is processing and distribution of mineral products, primarily graphite products, in China.  The operation of the Company formally began in April 2009.  Prior to the fourth quarter of 2009, the Company considered itself as a development stage enterprise.  Accordingly, the financial statements of the Company for all periods prior to the fourth quarter of 2009 were presented as a development stage enterprise, as prescribed by Accounting Standards Codification ASC 915, “Development Stage Entities” and by Rule 10 of Regulation S-X of the U.S. Securities and Exchange Commission   In the fourth quarter of 2009, the Company believes that it has commenced its planned principal operations and has realized significant revenue from them.  As a result, we exited the development stage in the fourth quarter ended December 31, 2009.

Prior to April 2009, the Company’s activities principally have been planning, initiating research and development, conducting market research, securing capital and developing its proposed business plan.

Our revenues are dependent on a relatively small number of industries and clients.  As a result, we closely monitor the market for our products.  In the past year, we experienced lower demand for our products and lower gross profit margins.  We believe this was primarily due to the current general economic conditions and the global financial crisis, and increased competition.  Because of increased competitive pressure, in certain cases, we had to lower our sales prices in order to keep our clients.  Despite these conditions and uncertainties about the demand for our products, we continue to believe in the fundamentals of the market and that it will rebound in future periods.

As of March 31, 2010, we had $852,689 of cash and cash equivalents as compared to $2,924,405 of cash and cash equivalents at December 31, 2009.  For the quarter ended March 31, 2010, we provided $178,249 in cash from operations.  Our accounts receivable balance increased $361,109 from the prior fiscal year.   We plan to continue to monitor accounts receivable and the various factors that affect it, including contract terms, the mix of contracts performed and our success in collecting receivables.  We will also continue to limit unnecessary spending and to control costs and maintain cash.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Sales

For the three months ended March 31, 2010, the Company generated net sales of $1,208,916.  There were no sales for the same period of 2009, because the Company’s current operations started in April, 2009.

Cost of Goods Sold

Cost of goods sold consists primarily of the purchase of raw materials and storage, processing, freight and direct labor expenses.  Cost of goods sold for the three months ended March 31, 2010 was $1,325,184.  Because of unexpected costs and competitive pressure, our cost of goods sold for the period went over the sales revenue by $116,268.  There was no cost of goods sold for the same period of 2009 because there were no sales during this period.

Operating expenses

Operating expenses for the three months ended March 31, 2010 were $152,614, an increase of $116,015, or 317%, as compared to $36,599 for the same period of the prior year. The significant increase in operating expenses was due to newly launched graphite business operation of the Company in 2009.  The three largest expense items of the Company were tax expense, professional fees, and salary expense, which represented approximately 34%, 24%, and 15% of the total operating expenses for the three months ended March 31, 2010.

Other income (expenses)

Our total other income (expense) for the three months ended March 31, 2010 was $(60,636), which consisted primarily bad debt expense of $58,531.   For the same period of 2009, our total other expense was $9,761, which consisted of $424 of interest income and $10,185 of loss from foreign exchange transactions.

Net loss

For the three months ended March 31, 2010, the Company had a net loss of $329,518, or $(0.00) per share, as compared to a net loss of $27,061, or $(0.00) per share, for the same period of 2009.

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

At March 31, 2010, the Company had cash balance of $852,689.  For the quarter ended March 31, 2010, the operating activities of the Company provided $178,249 of net cash, and our investing activities used cash of $307,001 for purchase of property and equipment.

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

Going Concern

The Company started current operations in 2009 and has not been profitable to date. It has financed operations principally through equity investments, and its ability to generate sufficient revenues to fund operations is uncertain. For the three months ended March 31, 2010, the Company incurred a net loss of $329,518, and has accumulated a total deficit of $698,254 as of March 31, 2010. There can be no assurance that it will ever operate profitably, and if the losses continue, the Company’s ability to operate may be severely impacted or alternatively it may be forced to terminate operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information in this Item.

Item 4 (T).  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2010, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.

(b) Changes in control over financial reporting

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A.  Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

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

CREDIT ONE FINANCIAL, INC.

By: /s/ Dicky Cheung

Dicky Cheung

President, Chief Executive Officer and Chief Financial Officer

May 11, 2010