Form 10-Q
period 2010-06-30
CREDIT ONE FINANCIAL INC
filed 2010-08-13
CIK 1201135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   [  ]     No  [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer or a smaller reporting company. See definition of "large accelerated filer, and accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        [   ]      Accelerated filer      [   ]      Non Accelerated filer   [   ]     Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]     No    [X]

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 107,781,150 shares of common stock, par value $0.001, as of August 13, 2010.

Item 1.    Financial Statements

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$801,732	$982,315
Accounts receivable, net	991,596	978,998
Notes receivable from customers	83,862	242,138
Inventories	215,917	990,825
Prepaid expenses and other current assets	121,316	143,507
Total Current Assets	2,214,423	3,337,783

Land Use Right, net	220,310	220,126

Property, Plant and Equipment
Equipment and machinery	2,752,030	421,171
Work-in-progress	14,383	1,917,547
Furniture and fixtures	-	37,686
Less: Accumulated depreciation	(55,136)	(2,534)
Total Property, Plant and Equipment	2,711,277	2,373,870

Total Assets	$5,146,010	$5,931,779

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$195,305	$549,436
Customer deposit	1,001,965	1,006,200
Salary payable	13,563	8,805
Total Current Liabilities	1,210,833	1,564,441

Stockholders' Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized,
107,781,150 shares issued and outstanding	107,781	107,781
Additional paid-in capital	3,087,678	3,087,678
Accumulated deficit	(803,155)	(538,768)
Currency translation adjustment	17,510	-
Non-controlling interest in subsidiary	1,525,363	1,710,647
Total Stockholders' Equity	3,935,177	4,367,338

Total Liabilities and Stockholders' Equity	$5,146,010	$5,931,779

See accompanying notes to the unaudited consolidated financial statements

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

 COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2010	2009	2010	2009

Sales	$1,162,980	727,848	$2,371,896	727,848
Cost of sales	(1,207,362)	683,464	2,532,546	683,464
Gross profit (loss)	(44,382)	44,384	(160,650)	44,384

Operating expenses
Selling, general and administrative	61,949	28,723	191,250	30,620
Salary expense	26,209	20,224	49,522	54,925
Total operating expenses	88,158	48,947	240,772	85,545

Loss from operations	(132,540)	(4,563)	(401,422)	(41,161)

Other income and expenses
Interest income	538	379	538	803
Bad debt expense	12,192	-	(46,339)	-
Foreign currency loss	(343)	(5,044)	(2,448)	(15,229)
Total other income (loss)	12,387	(4,665)	(48,249)	(14,426)

Net loss before income taxes	(120,153)	(9,228)	(449,671)	(55,587)

Income tax provision	-	-	-	-

Net loss	(120,153)	(9,228)	(449,671)	(55,587)

Loss attributed to non-controlling interest in subsidiary	(47,816)	(4,065)	(185,284)	(23,364)

Loss attributed to common stockholders	$(72,337)	(5,163)	$(264,387)	(32,223)

Loss per share
Basic and Diluted	$(0.00)	(.000)	$(0.00)	(0.00)

Weighted average common shares outstanding	107,781,150	107,781,150	107,781,150	107,781,150

Net loss	$(120,153)	(9,228)	$(449,671)	(55,587)
Currency translation adjustment	16,636	-	17,510	-
Comprehensive income (loss)	$(103,517)	(9,228)	$(432,161)	(55,587)

See accompanying notes to the unaudited consolidated financial statements

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six-Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(449,671)	$(55,587)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation	52,602	406
Changes in operating assets and liabilities:
Accounts receivable	(12,598)	(1,115,441)
Inventories	774,908	(224,145)
Prepaid expenses and other current assets	22,191	(183,687)
Accounts payable	(354,131)	342,359
Salary payable	4,758	33,052
Note receivable	158,276	-
Cash provided (used in) operating activities	196,335	(1,203,043)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(387,322)	(102,664)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from non-controlling interest	-	1,936,969

Impact of foreign currency on cash	10,404	-

Net increase (decrease) in cash and cash equivalents	(180,583)	631,262

Cash and cash equivalents, beginning of period	982,315	2,924,405

Cash and cash equivalents, end of period	$801,732	$3,555,667

Supplemental Cash Flow Information:
Cash Payments For:
Interest	$-	$-
Income Taxes	$-	$-

See accompanying notes to the unaudited consolidated financial statements

CREDIT ONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2010

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

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has $1,223,704 in net operating loss carry-forwards as of June 30, 2010, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income from operations in the United States of America will be realized during the applicable carry-forward periods. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

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

Concentrations of Credit Risk

The Company maintains its cash in banks which participate in the Federal Deposit Insurance Corporation (FDIC) Transaction Account Guarantee Program, which provides separate FDIC coverage on the full balance of personal and non-personal checking accounts. Under that program, through June 30, 2010, all non-interest and low interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.  Coverage is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules, which provide coverage on interest bearing balances up to $250,000.  After December 31, 2013, balances up to $100,000 will be insured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

As of June 30, 2010, the Company maintained $753,026 in foreign bank accounts not subject to FDIC coverage.

Foreign Currency

The Company reports it financial position and results of operations in U.S. dollars.  For its subsidiaries that have functional currencies that are foreign currencies, the elements of the financial statements are translated by using a current exchange rate.  For assets and liabilities, the exchange rate at the balance sheet date is used and for revenues, expenses, gains, and losses, the exchange rate at the dates on which those elements are recognized is used.  Transaction adjustments result from the process of translating the subsidiaries’ financial statements into US dollars and are not included in determining net income, but are reported in other comprehensive income.  There was currency translation adjustment of $16,636 for the quarter ended June 30, 2010.

Foreign currency transactions are transactions denominated in a currency other than the entity's functional currency.  At the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the recording entity are adjusted to reflect the current exchange rate, with any resulting differences reported in the current period statement of operations. For the three months ended June 30, 2010 and 2009, the Company recognized $343 and $5,044, respectively, in foreign currency exchange losses in the consolidated statements of operations.

Inventory

Raw material inventories consist of mixed-size and semi-processed graphite which are further processed into medium- and high-carbon, high-purity, micro-power and expandable graphite to become finished goods inventories.  Inventory is stated at the lower of cost or market, using the first-in, first out method. Cost includes materials, labor, and production overhead related to the purchase and production of inventory. The Company reviews its inventory regularly to identify potentially obsolete inventory.   No reserve is considered necessary as of June 30, 2010.

In the normal course of business, the Company enters into raw material purchase and finished goods sales contracts at fixed prices and quantities for terms which extend beyond the balance sheet date. Provisions for losses, if any, to be sustained related to such commitments are recognized when such losses are probable.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on a review of specifically identified accounts and aging data. The Company reviews its allowance for doubtful accounts monthly. As of June 30, 2010 and December 31, 2009, allowance for doubtful accounts was $98,334 and $52,063, respectively.

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

Prepaid Expenses

Prepaid expenses at June 30, 2010 and December 31, 2009 represent prepayment for the purchase of graphite from miners and other graphite suppliers, as well as prepaid valued-added taxes.

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

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at June 30, 2010 and 2009, respectively.

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

The Company has reviewed all recently issued, but not effective, accounting pronouncements and does  not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Reclassifications

Certain amounts reflected in the accompanying financial statements as of December 31, 2009 and for the three and six months ended June 30, 2009 have been reclassified from previously reported amounts.

Note 3 – Inventory

Inventory consists of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Raw Materials	$178,698	$886,218
Finished Goods	37,219	104,607

Total	$215,917	$990,825

Note 4 – Land Use Rights

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company.  Instead, the government grants the user a “Land use right” (the “Right”) to use the land.

On November 29, 2008, the Company entered into an agreement with the Chinese government, whereby the Company will acquire for RMB 5,000,000 (equivalent $733,555 at June 30, 2010) the right to use certain land.  The Company has remitted RMB 1,500,000 (equivalent $220,310 at June 30, 2010) to use the government for these rights, with the remaining RMB 3,500,000 (equivalent $514,056 at June 30, 2010) to be paid once the deed has been awarded.  The purchase price will be amortized over the term of the right, which is 50 years.

Net land use right at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009

Land use right	$220,310	$220,126
Less: Accumulated amortization	-	-

Total	$220,310	$220,126

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

Due to the Company’s net loss, there was no provision for income taxes. The Company’s effective tax rate for the quarter ended June 30, 2010 was 0% due to the net loss position in both years.

The Company’s taxes were subject to a full valuation allowance as follows at June 30, 2010 and December 31, 2009:

June 30, 2010

Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$360,144	2019-2030	$135,522	$(135,522)
Hong Kong	63,608	None	10,496	(10,496)
China	799,952	2014-2015	199,988	(199,988)
	$1,223,704		$346,006	$(346,006)

December 31, 2009

Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$293,292	2019-2029	$110,366	$(110,366)
Hong Kong	63,004	None	10,396	(10,396)
China	412,725	2014	103,181	(103,181)
	$769,021		$223,943	$(223,943)

The net deferred tax asset generated by the loss carry-forward has been fully reserved.

The tax authority of the People’s Republic of China (PRC) Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises have completed their relevant tax filings, hence the Company’s tax filings may not be finalized. It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities.

The Company has no United States corporate income tax liability as of June 30, 2010 and December 31, 2009.

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

In 2009, the Company invested capital into the subsidiary Moderation Limited.  The 48.4% ($1,713,476) of the subsidiary’s capital held by the non-controlling party has been recorded in stockholders’ equity as the non-controlling interest in subsidiary.  The only equity transactions for the three months ended June 30, 2010 were the net loss and the currency translation adjustment for the period.

Note 7 – Capital Stock and Contributed Capital

On March 30, 2005, the Company amended its Articles of Incorporation, to authorize the maximum number of shares to have outstanding at any one time to be 110,000,000 shares of common stock having a par value of $0.001 per share.  As of June 30, 2010, there were 107,781,150 shares of the Company’s common stock issued and outstanding.

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

Note 8 – Going Concern

The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred a gross loss for the three months ended June 30, 2010 of $44,382 and a net loss of $120,153.  The Company also has an accumulated deficit of $803,155 as of June 30, 2010. The Company may have to seek loans or sale of its securities to raise cash to meet its cash needs.

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

Note 10 – Risks and Uncertainties

The Company’s business, financial condition and results of operations could be materially affected by many risks and uncertainties including the following:

The Company started current operations in 2009 and has not been profitable to date. It has financed operations principally through equity investments, and its ability to generate sufficient revenues to fund operations is uncertain. For the three months ended June 30, 2010, the Company incurred a net loss of $120,153, and has a total accumulated deficit of $803,155 as of June 30, 2010.  There can be no assurance that it will ever operate profitably, and if the losses continue, the Company’s ability to operate may be severely impacted or alternatively it may be forced to terminate operations

As a U.S. based company doing business in China, the Company must comply with all Chinese laws, rules and regulations, and pronouncements, and endeavor to obtain all necessary approvals from applicable Chinese regulatory authorities.

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

Overview

The main business of the Company is processing and distribution of mineral products, primarily graphite products, in China.  The Company’s current operations began in April 2009.

The Company’s revenues are dependent on a relatively small number of industries and clients.  In the past year, the Company experienced lower demand for its products and lower gross profit margins, which was primarily attributable to the then current general economic conditions and increased competition. Because of the increased competitive pressure, the Company has to, in certain cases, lower sales prices in order to keep clients. Despite the efforts it has made, for the three months ended June 30, 2010, the sales revenue of the Company did not grow as much as the Company expected.  Instead, the sales in the month of June 2010 were lower than that in the previous months.  Currently the Company increasingly focuses on looking for new customers and developing new sales channels.

Results of Operations for the Three Months Ended June 30, 2010 and 2009

Sales

For the three months ended June 30, 2010, the Company generated net sales of $1,162,980, as compared to $727,848 for the same period of the prior year. The increase in sales, $435,132, or 59.8%, was partially due to the shorter operating period in the prior year because the Company’s graphite business started in April, 2009.  The increase in sales was also attributable to a year’s worth of more experience in the industry.

Cost of Goods Sold

Cost of goods sold consists primarily of the purchase of raw materials and storage, processing, freight and direct labor expenses.  Cost of goods sold for the three months ended June 30, 2010 was $1,207,362, or 104% of the sales.  Because of unexpected costs and competitive pressure, our cost of goods sold for the period exceeded sales revenue by $44,382.  The cost of goods sold for the same period of 2009 was $683,464, or 93.9% of the sales.

Operating expenses

Operating expenses for the three months ended June 30, 2010 were $88,158, an increase of $39,211, or 80%, as compared to $48,947 for the same period of the prior year. The significant increase in operating expenses was due to newly launched graphite business operation of the Company in 2009.  The three largest expense items of the Company were tax expense, professional fees, and salary expense, which represented approximately 11%, 14%, and 30%, respectively, of the total operating expenses for the three months ended June 30, 2010.

Other income (expenses)

The Company’s total other income (expense) for the three months ended June 30, 2010 was income of $12,387, which consisted primarily of bad debt recoveries of $12,192.   For the same period of the prior year, the Company’s total other expense was $4,665, which consisted of $379 of interest income offsetting a $5,044 of loss from foreign exchange transactions.

Net loss

For the three months ended June 30, 2010, the Company had a net loss of $120,153, or $(0.00) per share, as compared to a net loss of $9,228, or $(0.00) per share, for the same period of the prior year.

Results of Operations for the Six Months Ended June 30, 2010 and 2009

Sales

For the six months ended June 30, 2010, the Company generated net sales of $2,371,896, as compared to $727,848 for the same period of the prior year. The increase in sales was primarily due to the shorter operating period in the prior year because the Company’s graphite operations started in April, 2009.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2010 was $2,532,546, or approximately 107% of the sales. Because of unexpected costs and competitive pressure, the Company’s cost of goods sold for the period exceeded the sales revenue by $160,650.  The cost of goods sold for the six months ended June 30, 2009 was $683,464, approximately 94% of the sales.

Operating expenses

Operating expenses for the six months ended June 30, 2010 were $240,772, an increase of $155,227, or 181%, as compared to $85,545 for the same period of the prior year. The significant increase in operating expenses was due to newly launched graphite business operation of the Company in 2009.  The three largest expense items of the Company were tax expense, professional fees, and salary expense, which represented approximately 26%, 20%, and 21%, respectively, of the total operating expenses for the six months ended June 30, 2010.

Other income (expenses)

The Company’s total other income (expense) for the six months ended June 30, 2010 was expense of $48,249, which consisted primarily bad debt expense of $46,339.   For the same period of 2009, our total other expense was $14,426, which consisted of $803 of interest income offset by $15,229 of loss from foreign exchange transactions.

Net loss

For the six months ended June 30, 2010, the Company had a net loss of $449,671, or $(0.00) per share, as compared to a net loss of $55,587, or $(0.00) per share, for the same period of the previous year.

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

At June 30, 2010, the Company had cash balance of $801,732.  For the six months ended June 30, 2010, the operating activities of the Company generated net cash of $196,335, and the investing activities used cash of $387,322 for purchase of property and equipment.

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

Going Concern

The Company started current operations in 2009 and has not been profitable to date. It has financed operations principally through equity investments, and its ability to generate sufficient revenues to fund operations is uncertain. For the six months ended June 30, 2010, the Company incurred a net loss of $449,671, and has accumulated a total deficit of $803,155 as of June 30, 2010. There can be no assurance that it will ever operate profitably, and if the losses continue, the Company’s ability to operate may be severely impacted or alternatively it may be forced to terminate operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information in this Item.

Item 4 (T).  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of June 30, 2010, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.

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

August 13, 2010