Form 10-Q
period 2010-09-30
CREDIT ONE FINANCIAL INC
filed 2010-11-12
CIK 1201135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  107,781,150 shares of common stock, par value $0.001, as of November 12, 2010.

Item 1.    Financial Statements

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$645,021	$982,315
Accounts receivable, net	268,388	978,998
Notes receivable from customers	274,776	242,138
Notes receivable from vendors	746,480	-
Inventories	189,683	990,825
Prepaid expenses and other current assets	124,919	143,507
Total Current Assets	2,249,267	3,337,783

Land Use Right, net	223,943	220,126

Property, Plant and Equipment
Equipment and machinery	2,800,554	421,171
Work-in-progress	10,052	1,917,547
Furniture and fixtures	-	37,686
Less: Accumulated depreciation	(96,776)	(2,534)
Total Property, Plant and Equipment	2,713,830	2,373,870

Total Assets	$5,187,040	$5,931,779

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$189,094	$549,436
Customer deposit	1,005,387	1,006,200
Salary payable	16,562	8,805
Total Current Liabilities	1,211,043	1,564,441

Stockholders' Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized,
107,781,150 shares issued and outstanding	107,781	107,781
Additional paid-in capital	3,087,678	3,087,678
Accumulated deficit	(822,031)	(538,768)
Currency translation adjustment	82,920	-
Non-controlling interest in subsidiary	1,519,649	1,710,647
Total Stockholders' Equity	3,975,997	4,367,338

Total Liabilities and Stockholders' Equity	$5,187,040	$5,931,779

See accompanying notes to the unaudited consolidated financial statements

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

 COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2010	2009	2010	2009

Sales	$219,682	1,205,534	$2,591,578	1,933,382
Cost of sales	166,077	1,199,152	2,698,623	1,882,616
Gross profit (loss)	53,604	6,382	(107,045)	50,766

Operating expenses
Selling, general and administrative	44,102	26,560	235,352	81,484
Salary expense	20,303	19,222	69,825	49,843
Total operating expenses	64,405	45,782	305,177	131,327

Loss from operations	(10,801)	(39,400)	(412,222)	(80,561)

Other income and expenses
Interest income	586	1,033	1,123	1,836
Bad debt expense	(11,141)	-	(57,480)	-
Foreign currency loss	(3,234)	(1,671)	(5,682)	(16,900)
Total other income (loss)	(13,789)	(638)	(62,039)	(15,064)

Net loss before income taxes	(24,590)	(40,038)	(474,261)	(95,625)

Income tax provision	-	-	-	-

Net loss	(24,590)	(40,038)	(474,261)	(95,625)

Loss attributed to non-controlling interest in subsidiary	(5,714)	(18,203)	(190,998)	(41,567)

Loss attributed to common stockholders	$(18,876)	(21,835)	$(283,263)	(54,058)

Loss per share
Basic and Diluted	$(0.00)	(0.00)	$(0.00)	(0.00)

Weighted average common shares outstanding	107,781,150	107,781,150	107,781,150	107,781,150

Net loss	$(24,590)	(40,038)	$(474,261)	(95,625)
Currency translation adjustment	65,410	-	82,920	-
Comprehensive income (loss)	$40,820	(40,038)	$(391,341)	(95,625)

See accompanying notes to the unaudited consolidated financial statements

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine - Months Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(474,261)	$(95,625)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	94,242	775
Changes in operating assets and liabilities:
Accounts receivable	453,915	(1,620,583)
Inventories	801,142	(1,036,765)
Prepaid expenses and other current assets	(727,892)	(166,649)
Accounts payable	(360,342)	48,209
Salary payable	7,757	57,568
Cash used in operating activities	(205,439)	(2,813,070)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(434,202)	(1,619,221)
Payments received from notes receivable	224,057	-
Cash used in investing activities	(210,145)	(1,619,221)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from non-controlling interest	-	1,936,969

Impact of foreign currency on cash	78,290	-

Net decrease in cash and cash equivalents	(337,294)	(2,495,322)

Cash and cash equivalents, beginning of period	982,315	2,924,405

Cash and cash equivalents, end of period	$645,021	$429,083

Supplemental Cash Flow Information:
Cash Payments For:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing Activities
Accounts receivable converted to notes receivable	$256,695	$-
Prepaid expenses converted to notes receivable	$746,480	$-

See accompanying notes to the unaudited consolidated financial statements

CREDIT ONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2010

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

In August 2010, the Company established a wholly owned subsidiary “E&M International Limited (“E&M”)” in the Cayman Islands.  The purpose of E&M is to conduct its operations in the business of entertainment and media. On September 16, 2010, E&M changed its name to CEM International Ltd. (“CEM”).

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Credit One Financial, Inc., Moderation Ltd, Liaoning Sinorth Resources Co., Ltd., and CEM International Ltd.  All inter-company accounts and transactions have been eliminated in consolidation.

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

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has $1,248,555 in net operating loss carry-forwards as of September 30, 2010, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income from operations in the United States of America will be realized during the applicable carry-forward periods. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

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

Concentrations of Credit Risk

The Company maintains its cash in banks which participate in the Federal Deposit Insurance Corporation (FDIC) Transaction Account Guarantee Program, which provides separate FDIC coverage on the full balance of personal and non-personal checking accounts. Under that program, through June 30, 2010, all non-interest and low interest bearing transaction accounts were fully guaranteed by the FDIC for the entire amount in the account.  Coverage is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules, which provide coverage on interest bearing balances up to $250,000. After December 31, 2013, balances up to $100,000 will be insured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

As of September 30, 2010, the Company maintained $607,182 in foreign bank accounts not subject to FDIC coverage.

Foreign Currency

The Company reports it financial position and results of operations in U.S. dollars.  For its subsidiaries that have functional currencies that are foreign currencies, the elements of the financial statements are translated by using a current exchange rate.  For assets and liabilities, the exchange rate at the balance sheet date is used and for revenues, expenses, gains, and losses, the exchange rate at the dates on which those elements are recognized is used.  Transaction adjustments result from the process of translating the subsidiaries’ financial statements into US dollars and are not included in determining net income, but are reported in other comprehensive income.  There was currency translation adjustment of $65,410 for the quarter ended September 30, 2010.

Foreign currency transactions are transactions denominated in a currency other than the entity's functional currency.  At the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the recording entity are adjusted to reflect the current exchange rate, with any resulting differences reported in the current period statement of operations. For the three months ended September 30, 2010 and 2009, the Company recognized $3,234 and $1,671, respectively, in foreign currency exchange losses in the consolidated statements of operations.

Inventory

Raw material inventories consist of mixed-size and semi-processed graphite which are further processed into medium- and high-carbon, high-purity, micro-power and expandable graphite to become finished goods inventories.  Inventory is stated at the lower of cost or market, using the first-in, first out method. Cost includes materials, labor, and production overhead related to the purchase and production of inventory. The Company reviews its inventory regularly to identify potentially obsolete inventory.   No reserve is considered necessary as of September 30, 2010.

In the normal course of business, the Company enters into raw material purchase and finished goods sales contracts at fixed prices and quantities for terms which extend beyond the balance sheet date. Provisions for losses, if any, to be sustained related to such commitments are recognized when such losses are probable.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on a review of specifically identified accounts and aging data. The Company reviews its allowance for doubtful accounts monthly. As of September 30, 2010 and December 31, 2009, allowance for doubtful accounts was $111,233 and $52,063, respectively.

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

Prepaid Expenses

Prepaid expenses at September 30, 2010 and December 31, 2009 represent prepayment for the purchase of graphite from miners and other graphite suppliers, as well as prepaid valued-added taxes.

Property, Plant and Equipment

Acquisitions of property, plant and equipment are recorded at cost. Improvements and replacements of property, plant and equipment are capitalized. Maintenance and repairs that do not improve or extend the lives of furniture and equipment are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of each class of depreciable assets, which is 3-20 years.

Properties under construction are recorded as construction in progress, and upon completion of construction, are transferred to a depreciable asset class, at which time the depreciation would start.

Land Use Rights

Land use rights represent the cost to obtain the right to use land in China.  Land use rights are carried at cost and amortized over the life of the rights of 50 years.

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at September 30, 2010 and 2009, respectively.

Recent Accounting Pronouncements

There were no new material accounting pronouncements applicable to the Company’s business during the quarter.

Reclassifications

Certain amounts reflected in the accompanying financial statements as of December 31, 2009 and for the three and nine months ended September 30, 2009 have been reclassified from previously reported amounts.

Note 3 – Inventory

Inventory consists of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Raw Materials	$135,677	$886,218
Finished Goods	54,005	104,607

Total	$189,683	$990,825

Note 4 – Land Use Rights

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company.  Instead, the government grants the user a “Land use right” (the “Right”) to use the land.

On November 29, 2008, the Company entered into an agreement with the Chinese government, whereby the Company will acquire for RMB 5,000,000 (equivalent $746,480 at September 30, 2010) the right to use certain land.  The Company has remitted RMB 1,500,000 (equivalent $223,944 at September 30, 2010) to use the government for these rights, with the remaining RMB 3,500,000 (equivalent $522,536 at September 30, 2010) to be paid once the deed has been awarded.  The purchase price will be amortized over the term of the right, which is 50 years.

Net land use right at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009

Land use right	$223,944	$220,126
Less: Accumulated amortization	-	-

Total	$223,944	$220,126

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

Due to the Company’s net loss, there was no provision for income taxes. The Company’s effective tax rate for the quarter ended September 30, 2010 was 0% due to the net loss position in both years.

The Company’s taxes were subject to a full valuation allowance as follows at September 30, 2010 and December 31, 2009:

September 30, 2010

Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$328,875	2019-2030	$123,756	$(123,756)
Hong Kong	107,615	None	17,756	(17,756)
China	812,065	2014-2015	203,016	(203,016)
	$1,248,555		$344,528	$(344,528)

December 31, 2009

Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$293,292	2019-2029	$110,366	$(110,366)
Hong Kong	63,004	None	10,396	(10,396)
China	412,725	2014	103,181	(103,181)
	$769,021		$223,943	$(223,943)

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

The Company has no United States corporate income tax liability as of September 30, 2010 and December 31, 2009.

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

In 2009, the Company invested capital into the subsidiary Moderation Limited. The 48.4% ($1,713,476) of the subsidiary’s capital held by the non-controlling party has been recorded in stockholders’ equity as the non-controlling interest in subsidiary. The only equity transactions for the three months ended September 30, 2010 were the net loss and the currency translation adjustment for the period.

Note 7 – Capital Stock and Contributed Capital

On March 30, 2005, the Company amended its Articles of Incorporation, to authorize the maximum number of shares to have outstanding at any one time to be 110,000,000 shares of common stock having a par value of $0.001 per share.  As of September 30, 2010, there were 107,781,150 shares of the Company’s common stock issued and outstanding.

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

Note 8 – Going Concern

The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred a net loss for the three and nine months ended September 30, 2010 of $24,590 and $474,261, respectively. The Company also has an accumulated deficit of $822,033 as of September 30, 2010. The Company may have to seek loans or sale of its securities to raise cash to meet its cash needs.

There can be no assurances that the Company will be able to achieve profitable operations to obtain additional funding. These factors create substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Note 9 – Establishment of Subsidiaries

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

In August 2010, the Company established a wholly-owned subsidiary, E&M International Limited (“E&M”) to engage in the business of entertainment and media.  E&M was incorporated in the Cayman Islands.  On September 16, 2010, the name of E&M was changed to CEM International Ltd. (“CEM”).

As of September 30, 2010, CEM had no assets or liabilities. For the quarter ended September 30, 2010, CEM had no business activities other than entering into an Exclusive Advertising Agreement with Lotus TV as described in Note 10.  For the quarter ended September 30, 2010, CEM incurred no expenses.

Note 10 - Commitments and Contingencies

On August 26, 2010, E&M entered into an Advertising Agreement (the “Agreement”) with Macau Lotus Satellite TV Media Limited (“Lotus TV”), pursuant to which Lotus TV authorizes E&M as its exclusive agent to operate all of its advertising businesses, and to be entitled to all the revenues generated therefrom (“Advertising Rights”).

The term of this Agreement is 10 years from September 1, 2010 to August 31, 2020. In consideration for Lotus TV’s grant of the Advertising Rights, E&M agrees to pay Lotus TV a fixed annual fee every year (the “Annual Fee”) regardless of the total amount of advertising revenues received by E&M. Under the Agreement, E&M will pay Lotus TV an initial Annual Fee of 1,000,000 Hong Kong dollars (approximately US$128,900) for the first year of the Agreement, which Annual Fee will increase at 10% every year for the following two years. The initial annual fee has not yet been paid.

E&M also agrees to extend to Lotus TV, interest free, a credit facility consisting of a series of loans (each a “Loan”) totaling a minimum of US$10,000,000 over a period of 10 years. The terms of each Loan and the increase of Annual Fee after the first three years of the Agreement will be negotiated by the parties depending on financial needs and the advertising revenues. The Company currently expects that the loans will be originated from its cash reserve, advertising revenue and, if necessary, raised from the capital market.

Note 11 – Risks and Uncertainties

The Company’s business, financial condition and results of operations could be materially affected by many risks and uncertainties including the following:

The Company started current operations in 2009 and has not been profitable to date. It has financed operations principally through equity investments, and its ability to generate sufficient revenues to fund operations is uncertain. For the three months ended September 30, 2010, the Company incurred a net loss of $24,590, and has a total accumulated deficit of $822,033 as of September 30, 2010.  There can be no assurance that it will ever operate profitably, and if the losses continue, the Company’s ability to operate may be severely impacted or alternatively it may be forced to terminate operations

As a U.S. based company doing business in China, the Company must comply with all Chinese laws, rules and regulations, and pronouncements, and endeavor to obtain all necessary approvals from applicable Chinese regulatory authorities.

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

Note 12 – Subsequent Event

At the Company’s 2010 annual meeting of stockholders held on October 29, 2010, the stockholders approved the Company’s amendment to the Company’s Articles of Incorporation to effect an one-for-fifty reverse stock split of its issued and outstanding common stock. The Company will retro-actively restate its share information in the financial statements when the Articles are amended in the fourth quarter.

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

Overview

The Company’s main business is processing and distribution of mineral products, primarily graphite products, in China. The Company’s current operations began in April 2009.

The Company’s revenues are dependent on a relatively small number of industries and clients. In the past year, the Company experienced lower demand for its products and lower gross profit margins, which was primarily attributable to the then current general economic conditions and increased competition. Because of the increased competitive pressure, the Company has to, in certain cases, lower sales prices in order to keep clients. Despite the efforts it has made, for the three months ended September 30, 2010, the Company lost some sales and the sales revenue did not grow as much as the Company expected. Instead, the sales in the third quarter 2010 were lower than that in the previous quarters. Currently the Company increasingly focuses on looking for new customers and developing new revenue sources.

On August 26, 2010, E&M International Limited (“E&M”), the newly established, wholly-owned subsidiary of the Company, entered into an Advertising Agreement with Macau Lotus Satellite TV Media Limited (“Lotus TV”), pursuant to which Lotus TV authorizes E&M as its exclusive agent to operate all of its advertising businesses, and to be entitled to all the revenues generated therefrom (“Advertising Rights”).

The term of this Agreement is ten years from September 1, 2010 to August 31, 2020. In consideration for Lotus TV’s grant of the Advertising Rights, E&M agrees to pay Lotus TV a fixed annual fee every year (the “Annual Fee”) regardless of the total amount of advertising revenues received by E&M. Under the Agreement, E&M will pay Lotus TV an initial Annual Fee of HK$1,000,000 (US$128,900) for the first year of the Agreement, which Annual Fee will increase at 10% every year for the following two years.

E&M also agrees to extend to Lotus TV, interest free, a credit facility consisting of a series of loans (each a “Loan”) totaling a minimum of US$10 million over a period of ten years. The terms of each Loan and the increase of Annual Fee after the first three years of the Agreement will be negotiated by the parties depending on financial needs and the advertising revenues. The Company currently expects that the loans will be originated from its cash reserve, advertising revenue and, if necessary, raised from the capital market.

E&M was incorporated in the Cayman Islands by the Company in August 2010 to engage, inter alia, in the business of entertainment and media. On September 16, 2010, the name of E&M was changed to CEM International Ltd.

Results of Operations for the Three Months Ended September 30, 2010 and 2009

Sales

For the three months ended September 30, 2010, the Company generated net sales of $219,682, as compared to $1,205,534 for the same period of the prior year. The decrease in sales 81.8% was primarily due to increased competitive pressure, and the Company lost significant amount of its sales to competitors.

Cost of Goods Sold

Cost of goods sold consists primarily of the purchase of raw materials and storage, processing, freight and direct labor expenses.  Cost of goods sold for the three months ended September 30, 2010 was $166,077, or 75.6% of the sales.  The cost of goods sold for the same period of 2009 was $1,199,152, or 99.5% of the sales.

Operating expenses

Operating expenses for the three months ended September 30, 2010 were $64,405, an increase of $18,623, or 40.7%, as compared to $45,782 for the same period of the prior year. The significant increase in operating expenses was due to newly launched graphite business operation of the Company in 2009.  The three largest expense items of the Company were tax expense, professional fees, and salary expense, which represented approximately 17%, 10%, and 32%, respectively, of the total operating expenses for the three months ended September 30, 2010.

Other income (expenses)

The Company’s total other income (expense) for the three months ended September 30, 2010 was $(13,789), which consisted primarily of interest expense of $11,141.   For the same period of the prior year, the Company’s total other expense was $638, which consisted of $1,033 of interest income partially offsetting a $1,671 of loss from foreign exchange transactions.

Net loss

For the three months ended September 30, 2010, the Company had a net loss of $24,590, or $(0.00) per share, as compared to a net loss of $40,038, or $(0.00) per share, for the same period of the prior year.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Sales

For the Nine months ended September 30, 2010, the Company generated net sales of $2,591,578, as compared to $1,933,382 for the same period of the prior year.  The increase in sales (34%) was primarily due to the shorter operating period in the prior year because the Company’s graphite operations started in April, 2009.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2010 was $2,698,623, or approximately 104% of the sales. Because of unexpected costs and competitive pressure, the Company’s cost of goods sold for the period exceeded the sales revenue by $107,045. The cost of goods sold for the nine months ended September 30, 2009 was $1,882,616, approximately 97.4% of the sales.

Operating expenses

Operating expenses for the nine months ended September 30, 2010 were $305,177, an increase of $173,850, or 132%, as compared to $131,327 for the same period of the prior year. The increase in operating expenses was due to newly launched graphite business operation of the Company in 2009.  The three largest expense items of the Company were tax expense, professional fees, and salary expense, which represented approximately 25%, 18%, and 23%, respectively, of the total operating expenses for the nine months ended September 30, 2010.

Other income (expenses)

The Company’s total other income (expense) for the nine months ended September 30, 2010 was expense of $62,039, which consisted primarily bad debt expense of $57,480.   For the same period of 2009, our total other expense was $15,064, which consisted of $1,836 of interest income offset by $16,900 of loss from foreign exchange transactions.

Net loss

For the nine months ended September 30, 2010, the Company had a net loss of $474,261, or $(0.00) per share, as compared to a net loss of $95,625, or $(0.00) per share, for the same period of the previous year.

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

At September 30, 2010, the Company had cash balance of $645,021.  For the nine months ended September 30, 2010, the operating activities of the Company used net cash of $205,439, and the investing activities used cash of $210,145 for purchase of property and equipment, offset by cash receipts on its notes receivable.

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

Going Concern

The Company started current operations in 2009 and has not been profitable to date. It has financed operations principally through equity investments, and its ability to generate sufficient revenues to fund operations is uncertain. For the nine months ended September 30, 2010, the Company incurred a net loss of $474,261, and has accumulated a total deficit of $822,033 as of September 30, 2010. There can be no assurance that it will ever operate profitably, and if the losses continue, the Company’s ability to operate may be severely impacted or alternatively it may be forced to terminate operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information in this Item.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2010, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.

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

November 12, 2010