Form 10-K
period 2010-12-31
CREDIT ONE FINANCIAL INC
filed 2011-03-31
CIK 1201135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Approximately $1.46 million.

(APPLICABLE ONLY TO CORPORATE REGISTRANT)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  2,155,623 shares of the registrant’s common stock were outstanding as of March 30, 2011.

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

In July 2007, the Company’s four principal shareholders sold an aggregate of 6,962,438 shares, which represented 89.48% of the Company’s capital shares, to ten persons for a total of $625,000 in cash.  Following the change of control, the Company made an effort to provide funding, primarily in the form of advance, to small- and medium-sized companies with good and feasible business plans, but lacking capital to implement their business plans.  In January 2008, the Company ceased the project financing business, and entered into a joint venture agreement with Global Select Ltd in Hong Kong, pursuant to which Moderation Limited, a joint venture company (the “JVC”), was set up in Hong Kong, whereby the Company contributed $16 million Hong Kong dollars, approximately $2.06 million, in exchange for 51.6% of the equity interest in the JVC, and Global Select and its partner together contributed $15 million Hong Kong dollars, approximately $1.94 million, for 48.4% of the equity interest in the JVC.

In January 2009, the JVC, i.e. Moderation Limited, established Liaoning Sinorth Resources Co., Ltd., a wholly owned subsidiary, in Liaoning Province, China (“Liaoning Sinorth”).  The main business of Liaoning Sinorth is the production, processing and sale of mineral products, primarily graphite, in China.

The Company has not been involved in any bankruptcy, receivership or similar proceeding.

Business and Recent Developments

Until November 30, 2010, the Company’s main business was processing and distribution of mineral products, primarily graphite products, in China.

For the period from January 1, 2010 to November 30, 2010, the Company generated net sales of $2,998,507.  The Company’s graphite business had been dependent on a relatively small number of industries and customers.  Because of the increased competitive pressure, the Company needed to, in certain cases, lower sales prices in order to maintain its customer base. Despite the efforts it had made, the Company lost some sales and the sales did not grow as much as the Company had expected.  The Company found it more and more difficult to carry out its graphite business as planed.  Accordingly, the Company turned its attention to other new revenue growth sources.

On November 18, 2010, the Company entered into a share purchase agreement with China Minerals International Limited (“China Minerals”).  Pursuant to the share purchase agreement, the Company agreed to sell and China Minerals agreed to acquire the Company’s 51.6% equity interest in Moderation Limited for $16 million Hong Kong dollars, approximately $2.06 million in cash. The transaction was closed on November 30, 2010.

Following the closing of the transaction, the Company owns no equity interest in Moderation, thereby ceasing to be a processor and distributor of graphite products.

On August 26, 2010, E&M International Limited (“E&M”), the newly established, wholly-owned subsidiary of the Company, entered into an advertising agreement with Macau Lotus Satellite TV Media Limited (“Lotus TV”), pursuant to which Lotus TV authorizes E&M as its exclusive agent to operate all of its advertising businesses (“Advertising Rights”).

The term of this agreement is ten years from September 1, 2010 to August 31, 2020. In consideration for Lotus TV’s grant of the Advertising Rights, E&M agrees to pay Lotus TV a fixed fee on an annual basis (the “Annual Fee”) regardless of the total amount of revenues generated from the advertising business to be received by E&M. Under the agreement, E&M will pay Lotus TV an initial Annual Fee of HK$1,000,000 (approximately US$128,900) for the first year of the agreement, which Annual Fee will increase at 10% every year for the following two years.

E&M also agrees to extend to Lotus TV, interest free, a credit facility consisting of a series of loans (each a “Loan”) totaling a minimum of US$10 million over a period of ten years. The terms of each Loan and the increase of the Annual Fee after the first three years of the agreement will be negotiated by the parties depending on Lotus TV’s financial needs and the amount of advertising revenues generated. The Company currently expects that the Loans will be originated from its cash reserve, advertising revenue and, if necessary, raised from the capital market.

E&M was incorporated in the Cayman Islands by the Company in August 2010 to engage in, inter alia, entertainment and media business. On September 16, 2010, the name of E&M was changed to CEM International Ltd.

Products

For the year until November 30, 2010, the products processed and distributed by the Company consisted primarily of medium- and high-carbon graphite, high-purity graphite, micro-power graphite and expandable graphite, such as:

O

150 mesh products, e.g. +15094

O

Mixed size products, e.g. V94

O

100 mesh products, e.g. -194, -196, -190, etc.

O

100 mesh products, e.g. +194, +190, etc.

The biggest market of our graphite products was in the industries of refractory, foundry, lubricant, pencils, batteries, carbon brush, and advanced graphite processing fields.

Raw Materials

We purchased unprocessed raw materials, primarily mixed size graphite and semi-processed graphite, from a variety of sources, including mining companies, brokers and other intermediaries in China.  For the period from January 1, 2010 to November 31, 2010, we procured raw materials from 18 raw material suppliers, of which four (4) accounted for 10% or more of our total purchases.  We typically purchase raw materials pursuant to individual purchase orders, and do not generally enter into long-term contracts for the purchase of raw materials.

Processing

We were seeking to expand our business operations within China by entering into value-added graphite processing and repackaging operations.  We constructed a processing and repackaging facility, which is located in the City of Yingkou, Liaoning Province, China. The processing and repackage consisted primarily of the following three processes:

 (1)    Screen separation of mixed size products into contract specified mesh sizes;

 (2)    or, Mixing to meet specified carbon content requirements; or

 (3)    Repackaging according to contract specifications for sale.

Sales and Marketing

We marketed our graphite products on a wholesale basis, primarily to graphite distributors and resellers, who accounted for approximately 70% of our total sales.  To a lesser extent, we also distributed products to small and medium-sized manufacturing end-users, approximately 30%.  We used our own sales force to market directly to our customers, who purchased our products through negotiated spot sales contracts which established the quantity and price for each transaction.  The prices we charged depended upon costs, market demand, as well as quality and grade of the graphite products.

For the period from January 1, 2010 to November 30, 2010, we had two significant customers who accounted for more than 10% of our total sales, respectively.  In 2010, the percentages of our sales to our customers in China and abroad (Germany, Russia, United States, and Japan) were approximately 36% and 64%, respectively.

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

Research and Development

For the year ended December 31, 2010, we did not conduct any research or development activities.  We do not anticipate conducting such activities in the near future.

Seasonality

In general, there is no seasonal nature in our business.

Patents, trademarks, franchises, concessions, royalty agreements or labor contracts

We do not own any patents, trademarks, copyrights, franchises, concessions, royalty agreements, or labor contracts.

Employees

As of December 31, 2010, we had two employees. As our business activities increase in size, we may need to hire more employees.  None of our employees are covered by collective bargaining agreements.  We believe our relationships with employees to be satisfactory.

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

Risks Related to the Company’s Business

We have significant historical losses and may continue to incur losses in the future.

We have incurred annual operating losses since our inception. As a result, at December 31, 2010 we had an accumulated deficit of approximately $375,552.  Our revenues from continuing operations for the years ended December 31, 2010 and 2009 were $5,932 and $-0-, respectively.  Our revenues have not been sufficient to sustain our operations.  In order to achieve profitability our revenue streams will have to increase and there is no assurance that revenues can increase to such a level.  We may never be profitable.

We do not yet have a significant operating history which would provide you with meaningful information about our past or future operations.

We just began operations recently and to date have not generated any profits.  As a young company, we are subject to all of the risks associated with a new business enterprise. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development.  We do not yet have a significant operating history which would provide you with meaningful information about our past or future operations.

We will require additional financing in the future, but such financing may not be available to us.

We will require additional capital to continue our operations.  To date, our revenues from operations have not generated cash flow sufficient to finance our operations and growth. As a result, we have periodically since our inception sought financing and we will likely continue to require additional financing in the future.

Under the advertising agreement between CEM, our subsidiary and Macau Lotus Satellite TV Media Limited (“Lotus TV”) dated August 26, 2010, CEM agreed to extend to Lotus TV, interest free, a credit facility consisting of a series of loans totaling a minimum of US$10 million over a period of 10 years.  We currently expect that the loans will be originated from our cash reserve, advertising revenue and, if necessary, raised from the capital market.

If adequate funds are not available on acceptable terms, we may be unable to fund the operation of our business. As a result, we would likely be forced to dramatically alter or cease operations.

If we raise additional capital, such capital raisings could dilute current shareholders’ ownership interests.

If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock or convertible securities, then the ownership interest of our existing stockholders will be diluted. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations (e.g., negative operating covenants), and such securities may have rights senior to those of the existing holders of common stock.

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

Risks Related to Doing Business in Hong Kong

Our business operations may be adversely affected by the changing political and economic policies in Hong Kong.

Considerable portions of our assets are located in Hong Kong and a considerable portion of our revenues are expected to derive from our operations in Hong Kong.  The Hong Kong government exerts substantial influence and control over the manner in which we must conduct our business activities.  Our ability to operate in Hong Kong may be adversely affected by changes in Hong Kong laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters.  As a result, changes in the political and economic policies of the Hong Kong government could have a significant impact on the results of our operations and financial condition.

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

•

Enforce, in a court in Hong Kong, judgments of U.S. courts based on the civil liability provisions of the U.S. federal securities laws; and

•

Bring an original action in a court in Hong Kong to enforce liabilities against us or any of our executive officers and directors based upon the U.S. federal securities laws.

Fluctuations in the exchange rate between the Hong Kong dollar and the United States dollar may bring down our operating income.

The functional currency of our operations in Hong Kong is the Hong Kong dollar.  Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results.  During the years ended December 31, 2010 and 2009 and through this date, there has been little fluctuation in exchange rates between Hong Kong dollars and US dollars. However, future fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities.  Any significant fluctuations in the exchange rate between the Hong Kong dollar and the United States dollar may bring down our operating income and lower our stock price.  We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

Risks Related to the Company’s Securities

Management exercises significant control over matters requiring shareholder approval which may result in the delay or prevention of a change in our control.

Dicky Cheung, our President and CEO, currently beneficially owns 693,455 shares, or approximately 32.2%, of our outstanding common stock.  Accordingly, he could significantly influence us on matters submitted to the stockholders for approval.  These matters include the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control that might otherwise be beneficial to our other stockholders.  His interests may differ from the interests of our other shareholders.

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

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our principal executive offices are located at 80 Wall Street, Suite 818, New York, NY 10005. We pay rent of $650 per month for this space on a month-by-month sublease basis.

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

	High	Low
Year ended December 31, 2010:
First quarter	$0.02	$0.01
Second quarter	$0.02	$0.02
Third quarter	$0.05	$0.02
Fourth quarter	$0.01	$0.01

Year ended December 31, 2009:
First quarter	$0.02	$0.01
Second quarter	$0.30	$0.02
Third quarter	$0.30	$0.09
Fourth quarter	$0.15	$0.02

The quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of March 30, 2011, the Company had approximately 58 holders of record of its common stock.

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

Performance graph

As a smaller reporting company, the Company is not required to provide the information under this item.

Recent Sales of Unregistered Securities

On December 22, 2008, the Company issued an aggregate of 100,000,000 shares of the Company's common stock at a price of $0.03 per share to 16 investors for an aggregate consideration of $3,000,000 in cash.  The shares sold are unregistered under the Securities Act of 1933, as amended. The shares were issued in reliance upon exemptions from registration provided by Regulation S and/or Section 4(2) promulgated under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or any affiliated entity during the year ended December 31, 2010.

Item 6.   SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

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

Overview

Until November 30, 2010, the Company’s main business was processing and distribution of mineral products, primarily graphite products, in China.

The Company’s graphite business had been dependent on a relatively small number of industries and customers.  Because of the increased competitive pressure, the Company needed to, in certain cases, lower sales prices in order to maintain its customer base. Despite the efforts it had made, the Company lost some sales and the sales did not grow as much as the Company had expected.  The Company found it more and more difficult to carry out its graphite business as planed.  Accordingly, the Company turned its attention to other new revenue growth sources.

On November 18, 2010, the Company entered into a share purchase agreement with China Minerals International Limited (“China Minerals”).  Pursuant to the share purchase agreement, the Company agreed to sell and China Minerals agreed to acquire the Company’s 51.6% equity interest in Moderation Limited for $16 million Hong Kong dollars, approximately $2.06 million in cash. The transaction was closed on November 30, 2010.

Following the closing of the transaction, the Company owns no equity interest in Moderation, thereby ceasing to be a processor and distributor of graphite products.

On August 26, 2010, E&M International Limited (“E&M”), the newly established, wholly-owned subsidiary of the Company, entered into an advertising agreement with Macau Lotus Satellite TV Media Limited (“Lotus TV”), pursuant to which Lotus TV authorizes E&M as its exclusive agent to operate all of its advertising businesses (“Advertising Rights”).

The term of this agreement is ten years from September 1, 2010 to August 31, 2020. In consideration for Lotus TV’s grant of the Advertising Rights, E&M agrees to pay Lotus TV a fixed fee on an annual basis (the “Annual Fee”) regardless of the total amount of revenues generated from the advertising business to be received by E&M. Under the agreement, E&M will pay Lotus TV an initial Annual Fee of HK$1,000,000 (approximately US$128,900) for the first year of the agreement, which Annual Fee will increase at 10% every year for the following two years.

E&M also agrees to extend to Lotus TV, interest free, a credit facility consisting of a series of loans (each a “Loan”) totaling a minimum of US$10 million over a period of ten years. The terms of each Loan and the increase of the Annual Fee after the first three years of the agreement will be negotiated by the parties depending on Lotus TV’s financial needs and the amount of advertising revenues generated. The Company currently expects that the Loans will be originated from its cash reserve, advertising revenue and, if necessary, raised from the capital market.

E&M was incorporated in the Cayman Islands by the Company in August 2010 to engage in, inter alia, entertainment and media business. On September 16, 2010, the name of E&M was changed to CEM International Ltd.

At the Annual Meeting of Stockholders of the Company, held on October 29, 2010, the stockholders voted on and approved an amendment to the Company’s Articles of Incorporation, as amended, to approve an amendment to the Company’s Articles of Incorporation to effect an one-for-fifty reverse stock split of its issued and outstanding common stock, $0.001 par value per share.  The amendment became effective as of December 27, 2010.  All share transactions disclosed in these financial statements give retroactive effect to this 1:50 reverse split.

Results of Operations

For the Year ended December 31, 2010 Compared to 2009

Revenue

For the year ended December 31, 2010, the revenue from the Company’s continuing operations was $5,932. On November 30, 2010 the Company sold its 51.6% equity interest in Moderation Limited, which in turn, owned 100% of Liaoning Sinorth Resources Co., Ltd.  The Company recognized a gain of $408,467 on the sale of the subsidiary.

Operating expenses

Operating expenses for the year ended December 31, 2010 were $145,064, as compared to $23,263 for the same period of fiscal 2009. The increase in operating expenses was primarily due to sale of interest in Moderation Ltd. and accrued of annual license fees to Lotus TV.

Other income (expenses)

Our total other income (expense) for the year ended December 31, 2010 was $2,910, which consisted of interest income. For the same period of fiscal 2009, there was no other income (expenses).

Discontinued Operations

The Company recognized losses from the discontinued operations of Moderation, Ltd for the 11 months ended November 2010 and the year ended December 31, 2009 of $211,298 and $475,730, respectively.  Net sales for 2010 were $2,998,507, a 22% decrease from 2009 net sales of $3,842,188.  Cost of sales for 2010 were $2,883,336, a 28% decrease from 2009 cost of sales of $4,019,913.  Operating expenses increased from $301,460 in 2009 to $384,490 in 2010.  Losses from discontinued operations allocated to the non-controlling interest were $102,269 for 2010 compared to $230,253 in 2009.

Net income (loss)

For the year ended December 31, 2010, we had a net income of $163,216 attributed to common stockholders, or $0.08 per share, as compared to a net loss of $268,740, or $0.12 per share, for the same period of 2009.

Liquidity and Capital Resources

At December 30, 2010, the Company had cash balance of $241,125.  For the year ended December 31, 2010, the operating activities of the Company provided net cash of $227,434, as compared to net cash used $1,287,759 for the same period of the prior year. This amount is mainly made up by changes in accounts receivable, inventories, and prepaid expenses.

Net cash used in investing activities amounted to $892,061 for the year ended December 31, 2010 compared to cash used of $2,595,231 for 2009. This 2010 amount was primarily due to investments in note receivable and partially offset by sale of interest in Moderation Ltd., a subsidiary of the Company. The 2009 amount pertains to purchase of property, plant and equipment.

During the twelve months ended December 31, 2010, there were no financing activities, as compared to $1,940,000 of net cash provided for 2009 in the form of contributed capital from non-controlling interest in subsidiary.

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

Going Concern

The Company has not been profitable to date. It has financed operations principally through equity investments, and its ability to generate sufficient revenues to fund operations is uncertain. For the year ended December 31, 2010, the Company incurred a loss from continuing operations of $136,222, and has accumulated a total deficit of $375,552 as of December 31, 2010. There can be no assurance that it will ever operate profitably, and if the losses continue, the Company’s ability to operate may be severely impacted or alternatively it may be forced to terminate operations.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information under this Item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Certified Public Accounting Firm

To The Board of Directors of

Credit One Financial, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Credit One Financial, Inc., and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credit One Financial, Inc. and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company had a net loss from continuing operations and an accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss, Krusick & Associates, LLC

Winter Park, Florida

March 30, 2011

CREDIT ONE FINANCIAL, INC.

Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$241,125	$982,315
Accounts receivable, net	-	978,998
Notes receivable from customers	-	242,138
Notes receivable from related party	790,754	-
Inventories	-	990,825
Prepaid expenses and other current assets	-	143,507
Total current assets	1,031,879	3,337,783

Land use rights, net	-	220,126

Property, Plant and Equipment
Equipment and machinery	-	421,171
Work-in-progress	-	1,917,547
Furniture and fixtures	1,374	37,686
Less: Accumulated depreciation	(793)	(2,534)
Total Property, Plant and Equipment	581	2,373,870

Note receivable	916,783	-
Intangible assets, net of accumulated amortization of $4,357 and $0	1,010,907	-

Total Assets	$2,960,150	$5,931,779

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,506	$549,436
License fees payable	42,870	-
Customer deposit	-	1,006,200
Deferred revenue	71,230	-
Wages payable	18,000	8,805
Total current liabilities	145,606	1,564,441

Shareholders’ equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 2,155,623 and 2,155,623 shares issued and outstanding in 2010 and 2009, respectively	2,156	2,156
Additional paid-in capital	3,193,303	3,193,303
Accumulated deficit	(375,552)	(538,768)
Currency translation adjustment	(5,363)	-
Non-controlling interest in subsidiary	-	1,710,647
Total shareholders’ equity	2,814,544	4,367,338

Total Liabilities and Shareholders’ Equity	$2,960,150	$5,931,779

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

Consolidated Statement of Operations

For the Years Ended December 31, 2010 and 2009

	2010	2009

ADVERTISING REVENUE	$5,932	$-

OPERATING EXPENSES:
Selling, general and administrative	78,952	16,268
Annual license fee	42,941	-
Salary expense	23,141	6,995
Total operating expenses	145,034	23,263

LOSS FROM OPERATIONS	(139,102)	(23,263)

OTHER INCOME (EXPENSE):
Interest income	2,910	-
Total other income (expense), net	2,910	-

NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(136,192)	(23,263)

INCOME TAX PROVISION	-	-
NET LOSS FROM CONTINUING OPERATIONS	(136,192)	(23,263)

LOSS PER SHARE FROM CONTINUING OPERATIONS
Basic and Diluted	$(0.06)	$(0.01)

DISCONTINUED OPERATIONS
Loss from operations of discontinued Moderation Ltd	(211,298)	(475,730)
Gain on disposal	408,467	-
Income tax provision	-	-
Gain (loss) on discontinued operations	197,169	(475,730)
NET INCOME (LOSS)	$60,977	$(498,993)

GAIN(LOSS) PER SHARE FROM DISCONTINUING OPERATIONS
Basic and Diluted	$0.09	$(0.22)

LOSS ATTRIBUTED TO NON-CONTROLLING INTEREST IN SUBSIDIARY	(102,269)	(230,253)

INCOME (LOSS) ATTRIBUTED TO COMMON STOCKHOLDERS	$163,246	$(268,740)

INCOME (LOSS) PER SHARE:
Basic and Diluted	$0.08	$(0.12)

WEIGHTED AVERAGE NUMBER OF SHARES:	2,155,623	2,155,623

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

For the Years Ended December 31, 2010 and 2009

						Non-
			Additional		Currency	Controlling	Total
	Common Shares		Paid in	Accumulated	Translation	Interest in	Stockholders’
	Number	Amount	Capital	Deficit	Adjustment	Subsidiary	Equity
Balance at December 31, 2008	2,155,623	$2,156	$3,193,303	$(270,028)	$-	$-	$2,925,431

Contributed capital – non-controlling interest in subsidiary	-	-	-	-	-	1,940,900	1,940,900
Loss for the year ended December 31, 2008		-	-	(268,740)	-	(230,253)	(4,98,993)
Balance at December 31, 2009	2,155,623	2,156	3,193,303	(538,768)	-	1,710,647	4,367,338)

Sale of interest in Moderation Ltd	-	-	-	-	-	(1,608,378)	(1,608,378)
Currency translation adjustment	-	-	-	-	(5,363)	-	(5,363)
Net income (loss) for the year ended December 31, 2010	-	-	-	163,216	-	(102,269)	60,947
Balance at December 31, 2010	2,153,623	$2,156	$3,193,303	$(375,552)	$(5,363)	$-	$2,814,544

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2010 and 2009

	2010	2009
Cash Flows from Operating Activities:
Net Income (loss)	$60,977	$(498,993)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	123,799	2,261
Provision for bad debt	-	52,063
Gain on sale of Moderation Ltd.	(408,467)	-
Changes in operating assets and liabilities:
Accounts receivable	426,535	(1,031,061)
Inventories	814,066	(990,825)
Prepaid expenses and other current assets	(727,777)	(143,507)
Accounts payable	(186,896)	549,436
Wage payable	11,127	8,805
Customer deposit	-	1,006,200
Deferred revenue	71,230	-
License fees payable	42,840	-
Note receivable	-	(242,138)
Cash provided by (used) in operating activities	227,434	(1,287,759)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(390,028)	(2,375,105)
Investment in note receivable	(1,928,839)	-
Payments received or notes received	338,209	-
Sale of interest in Moderation Ltd, net of cash transferred of $968,909	1,088,597	-
Purchase of land use rights	-	(220,126)
Cash used in investing activities	(892,061)	(2,595,231)

Cash Flows from Financing Activities:
Contributed capital – non-controlling interest in subsidiary	-	1,940,900
Cash provided by financing activities	-	1,940,900

Impact of foreign currency on cash	(76,563)	-
Net increase (decrease) in cash and cash equivalents	(741,190)	(1,942,090)

Cash and Cash Equivalents, Beginning	982,315	2,924,405

Cash and Cash Equivalents, Ending	$241,125	$982,315

Supplemental Cash Flow Information:
Cash Payments For:
Interest	$-	$22
Income Taxes	$-	$-
Non-Cash Investing Activities:
Conversion of account receivable to note receivable	$239,019	$-

Conversion of prepaid expenses to notes receivable	$746,480	$-

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

Notes to Consolidated Financial Statements

December 31, 2010

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

On November 18, 2010, the Company entered into a share purchase agreement with China Minerals International Limited (“China Minerals”).  Pursuant to the share purchase agreement, the Company agreed to sell and China Minerals agreed to acquire the Company’s 51.6% equity interest in Moderation Limited (“Moderation”), a subsidiary of the Company located in Hong Kong, for $16 million Hong Kong dollars, approximately $2.06 million in cash. The transaction was closed on November 30, 2010.

Note 2 - Summary of Significant Accounting Policies

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has $331,649 in U.S. net operating loss carry-forwards and $43,903 in Hong Kong net operating loss carry-forwards as of December 31, 2010, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income from operations in the United States of America will be realized during the applicable carry-forward periods. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

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

As of December 31, 2010, the Company maintained $213,826 in foreign bank accounts not subject to FDIC coverage. The remaining balance of $27,299 at December 31, 2010 was maintained in a domestic bank account and fully insured by FDIC.

Foreign Currency

The Company reports it financial position and results of operations in U.S. dollars.  For its subsidiaries that have functional currencies that are foreign currencies, the elements of the financial statements are translated by using a current exchange rate.  For assets and liabilities, the exchange rate at the balance sheet date is used and for revenues, expenses, gains, and losses, the exchange rate at the dates on which those elements are recognized is used.  Transaction adjustments result from the process of translating the subsidiaries’ financial statements into US dollars and are not included in determining net income, but are reported in other comprehensive income.  There was currency translation adjustment of $5,363 for the year ended December 31, 2010.

Foreign currency transactions are transactions denominated in a currency other than the entity's functional currency.  At the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date.

At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the recording entity are adjusted to reflect the current exchange rate, with any resulting differences reported in the current period statement of operations. For the years ended December 31, 2010 and 2009, the Company recognized no in foreign currency exchange losses in the consolidated statements of operations.

Inventory

Raw material inventories consisted of mixed-size and semi-processed graphite which were further processed into medium- and high-carbon, high-purity, micro-power and expandable graphite to become finished goods inventories.  Inventory was stated at the lower of cost or market, using the first-in, first out method. Cost included materials, labor, and production overhead related to the purchase and production of inventory. The Company reviewed its inventory regularly to identify potentially obsolete inventory.   No reserve was considered necessary as of December 31, 2010.

In the normal course of business, the Company entered into raw material purchase and finished goods sales contracts at fixed prices and quantities for terms which extend beyond the balance sheet date. Provisions for losses, if any, to be sustained related to such commitments were recognized when such losses are probable.

Accounts Receivable

Accounts receivable were recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts was the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determined the allowance based on a review of specifically identified accounts and aging data.  The Company reviewed its allowance for doubtful accounts monthly. As of December 31, 2010 and 2009, allowance for doubtful accounts was $-0- and $52,063, respectively.

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

As an advertising agent, CEM is in the service business dedicated to creating, planning and handling advertising for its clients.  Advertising revenue is recognized upon the delivery of the contracted advertising services and when no significant Company performance obligation remains. Service revenue is recognized as the contracted services are rendered.

Exclusive Advertising Rights

Exclusive advertising rights represent costs for exclusive rights to advertise on Macau Lotus Satellite TV Media Limited’s (“Lotus”) network. The costs were determined as the difference between the face value of a non-interest bearing note receivable from Lotus and the present value of the note receivable at the time of issuance. This intangible asset is being amortized over the remaining life of the rights, which expire August 31, 2020.

Imputed Interest

During the year ended December 31, 2010, the Company issued a non-interest bearing note receivable which matures in 2020.  The note receivable was recorded at issuance at its present value using an effective interest rate of 8%, which was the Company’s stated rate on another note receivable.  At the balance sheet date, the note is revalued with the change in present value recorded as interest income in the Consolidated Statements of Operations.

Shipping and Handling Costs

The Company recognized amounts billed to a customer in a sales transaction related to shipping as revenue. The costs incurred by the Company for shipping and handling were classified as cost of sales.

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

Prepaid Expenses

Prepaid expenses at December 31, 2009 represented prepayment for the purchase of graphite from miners and other graphite suppliers, as well as prepaid valued-added taxes.

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

Land Use Rights

Land use rights represented the cost to obtain the right to use land in China.  Land use rights are carried at cost and amortized over the life of the rights of 50 years.

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at December 31, 2010 and 2009, respectively.

Consolidation Scope and Principles of Consolidation

The consolidated financial statements presented the financial position and the results of operations of Credit One Financial, Inc. and its 51.6% owned subsidiary, Moderation Limited (a Hong Kong corporation, “Moderation”) through November 30, 2010, the date Moderation was sold.  Moderation, in turn, was the 100% owner and consolidated Liaoning Sinorth Resources Co., Ltd, a People’s Republic of China corporation.

The non-controlling interest in Moderation was classified as part of stockholders’ equity in the consolidated balance sheet, and the non-controlling interest’s share of Moderation’s net loss was shown as a reduction of the Company’s net loss in the consolidated statement of operations.

All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain amounts reflected in the accompanying financial statements as of December 31, 2009 have been reclassified from previously reported amounts.

Recent Accounting Pronouncements

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying amount reported in the consolidated condensed balance sheets for accounts receivables, accounts payable and accrued expenses and put liability approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported in the accompanying condensed consolidated balance sheets for line of credit approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics.

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Cash, short term investment, warrants and reset derivatives are recorded at fair value on a recurring basis. In accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), we group our assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010.  The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for interim and annual periods beginning on or after June 15, 2010.  The Company is currently evaluating the impact the adoption of this guidance will have on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which updates the guidance in ASC 855, Subsequent Events, such that companies that file with the SEC will no longer be required to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance and was adopted as of the first quarter of 2010.

In January 2010 the FASB issued Update No. 2010-06 Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Note 3- Discontinued Operations

On November 30, 2010 the Company sold its 51.6% equity interest in Moderation Limited, which in turn, owned 100% of Liaoning Sinorth Resources Co., Ltd. The Company decided to sell its stake in order due to a reassessment of its business plan. The Company sold its interest in Moderation for HK$16,000,000 (approximately $2.06 million at date of sale). The purchaser was also required to repay Moderation’s note payable of $790,754 to the Company, which was repaid in January 2011. The Company recognized a gain of $408,467 on the sale of the subsidiary.

Summarized financial information for discontinued operations is shown below.

	2010	2009

Sales	$ 2,998,507	$ 3,842,188
Cost of sales	(2,883,336)	(4,019,913)
Gross Profit (loss)	115,171	(177,725)
Operating expenses	(384,490)	(301,460)
Loss from operations	(269,319)	(479,185)
Other income (expenses)	58,021	3,455
Loss before income taxes	(211,298)	(475,730)
Income tax provision (benefit)	-	-
Loss from discontinued operations	$ (211,298)	$ (475,730)

Note 4 – Inventory

Inventory consisted of the following at December 31,:

	2010	2009

Raw Materials	$-	$886,218
Finished Goods	-	104,607

Total	$-	$990,825

Note 5 – Land Use Rights

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company.  Instead, the government grants the user a “Land use right” (the “Right”) to use the land.

On November 29, 2008, the Company entered into an agreement with the Chinese government, whereby the Company would acquire for RMB 5,000,000 (equivalent $758,725 at December 31, 2010) the right to use certain land.  The Company had remitted RMB 1,500,000 (equivalent $227,618 at December 31, 2010) to use the government for these rights, with the remaining RMB 3,500,000 (equivalent $531,107 at December 31, 2010) to be paid once the deed has been awarded.  The purchase price was amortized over the term of the right, which is 50 years.

Net land use right at December 31, 2010 and December 31, 2009 were as follows:

	2010	2009

Land use right	$-	$220,126
Less: Accumulated amortization	-	-

Total	$-	$220,126

Note 6 - Note Receivable and Exclusive Advertising Rights Asset

CEM International Limited entered into an exclusive agreement with Macau Lotus Satellite TV Media Limited (Lotus) on August 26, 2010 to provide advertising services for a ten year period commencing on September 1, 2010.  In consideration for the exclusive advertising rights granted by Lotus, CEM will provide advertising services and issue, over the course of the agreement, US$10 million in loans to Lotus. The amount and duration of each loan shall be negotiated by the parties, depending on Lotus’s financial needs.

On December 17, 2010 CEM issued Lotus a HK$15,000,000 (US$1,928,839) loan. This loan is backed by a non-interest bearing promissory note, due on August 31, 2020. The loan has been discounted, in the Consolidated Balance Sheet to its fair market value of HK$7,105,808 (US$913,872) using an effective interest rate of 8%.  Interest accreted to the note was US$2,911 during 2010.

An intangible asset captioned Exclusive Advertising Rights, has been recorded in the Balance Sheet representing the difference between the face value of the Note and the present value of the Note. The difference is deemed an asset because the interest-free Note was a condition of the exclusive advertising agreement.  Exclusive Advertising Rights will be amortized on a straight-line basis over the remaining life of the rights, which expire August 31, 2020.

Note 7 – Income Taxes

The Company accounts for income taxes using the liability method, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

Effective January 1, 2008, the Chinese government enacted the Corporate Income Tax Law, and promulgated related regulations, which, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. The tax rate for Hong Kong is 16.5%.

Due to the Company’s accumulated net losses, there was no provision for income taxes. The Company’s effective tax rate for the year ended December 31, 2010 was 0% due to the net operating loss carryforward.  The Company’s taxes were subject to a full valuation allowance as follows at December 31, 2010 and 2009:

December 31, 2010

Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$331,649	2019-2030	$124,800	$(124,800)
Hong Kong	43,903	None	7,244	(7,244)
China	-	2014-2015	-	-
	$375,552		$132,044	$(132,044)

December 31, 2009

Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$293,292	2019-2029	$110,366	$(110,366)
Hong Kong	63,004	None	10,396	(10,396)
China	412,725	2014	103,181	(103,181)
	$769,021		$223,943	$(223,943)

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

The Company has no United States corporate income tax liability as of December 31, 2009 and 2010.

Note 8- Reverse Stock Split

The Company’s Board approved an amendment to the Companies articles of incorporation authorizing a fifty to one reverse stock split on all issued and outstanding stock. The Amendment was filed with the Secretary of the State of Florida and became effective on December 27, 2010. The financial statements have been retroactively adjusted to reflect the effects of this transaction. The beginning common stock and additional paid in capital accounts were adjusted as follows as of December 31, 2008:

		Additional
	Common Stock	Paid in Capital
Capital – Pre Split	$107,781	$3,087,678
Reverse Stock Split	(105,625)	105,625
Capital – Post Split	$2,156	$3,193,304

Note 9 – Capital Stock and Contributed Capital

On March 30, 2005, the Company amended its Articles of Incorporation, to authorize the maximum number of shares to have outstanding at any one time to be 110,000,000 shares of common stock having a par value of $0.001 per share.  As of December 31, 2010, there were 2,155,623 shares of the Company’s common stock issued and outstanding.

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

On October 29, 2010, the stockholders of the Company voted on and approved an amendment to the Company’s Articles of Incorporation, as amended, to approve an amendment to the Company’s Articles of Incorporation to effect an one-for-fifty reverse stock split of its issued and outstanding common stock, $0.001 par value per share.  The amendment became effective as of December 27, 2010.  All share transactions disclosed in these financial statements give retroactive effect to this 1:50 reverse split.

Note 10 – Going Concern

The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred a net loss from continuing operations for the year ended December 31, 2010 of $136,222. The Company also has an accumulated deficit of $375,552 as of December 31, 2010. The Company may have to seek loans or sale of its securities to raise cash to meet its cash needs.

There can be no assurances that the Company will be able to achieve profitable operations to obtain additional funding. These factors create substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Note 11 – Establishment of a Subsidiary

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

On November 18, 2010, the Company entered into a share purchase agreement with China Minerals International Limited (“China Minerals”).  Pursuant to the share purchase agreement, the Company agreed to sell and China Minerals agreed to acquire the Company’s 51.6% equity interest in Moderation Limited for $16 million Hong Kong dollars, approximately $2.06 million in cash. The transaction was closed on November 30, 2010.

Note 12 - Commitments and Contingencies

On August 26, 2010, E&M entered into an Advertising Agreement (the “Agreement”) with Macau Lotus Satellite TV Media Limited (“Lotus TV”), pursuant to which Lotus TV authorizes E&M as its exclusive agent to operate all of its advertising businesses, and to be entitled to all the revenues generated therefrom (“Advertising Rights”).

The term of this Agreement is 10 years from September 1, 2010 to August 31, 2020. In consideration for Lotus TV’s grant of the Advertising Rights, E&M agrees to pay Lotus TV a fixed annual fee every year (the “Annual Fee”) regardless of the total amount of advertising revenues received by E&M. Under the Agreement, E&M will pay Lotus TV an initial Annual Fee of $1,000,000 Hong Kong dollars (approximately US$128,900) for the first year of the Agreement, which Annual Fee will increase at 10% every year for the following two years. The initial annual fee has not yet been paid, and the Company accrued $42,870 as payable in the consolidated balance sheet as of December 31, 2010.

E&M also agrees to extend to Lotus TV, interest free, a credit facility consisting of a series of loans (each a “Loan”) totaling a minimum of US$10 million over a period of 10 years. The terms of each Loan and the increase of Annual Fee after the first three years of the Agreement will be negotiated by the parties depending on financial needs and the advertising revenues. The Company currently expects that the loans will be originated from its cash reserve, advertising revenue and, if necessary, raised from the capital market.

Note 13 – Risks and Uncertainties

The Company’s business, financial condition and results of operations could be materially affected by many risks and uncertainties including the following:

The Company started current operations in 2009 and has not been profitable to date. It has financed operations principally through equity investments, and its ability to generate sufficient revenues to fund operations is uncertain. For the year ended December 31, 2010, the Company incurred a net loss from continuing operations of $136,222, and has a total accumulated deficit of $375,552 as of December 31, 2010.  There can be no assurance that it will ever operate profitably, and if the losses continue, the Company’s ability to operate may be severely impacted or alternatively it may be forced to terminate operations

As a U.S. based company doing business in China, the Company must comply with all Chinese laws, rules and regulations, and pronouncements, and endeavor to obtain all necessary approvals from applicable Chinese regulatory authorities.

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

Note 14- Subsequent Events

In January 2011, the Company collected proceeds of approximately $790,000 from notes receivable with Moderation Limited and its subsidiary CEM International Ltd loaned Lotus $780,000 pursuant to their Advertising Agreement. The note is non-interest bearing and payment is due on August 31, 2020.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

(a) Resignation of independent registered public accounting firm

Berman Hopkins Wright & LaHam, CPAs and Associates, LLP (“Berman Hopkins”), independent registered public accounting firm of the Company resigned as the Company’s auditors effective June 30, 2010.  A copy of  Berman Hopkins’ resignation letter dated June 30, 2010 was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K, which was filed on August 5, 2010.

The reports of Berman Hopkins on the Company’s financial statements as of and for the years ended December 31, 2009 and December 31, 2008, contained no adverse opinion or disclaimer of opinion nor was qualified or modified as to uncertainty, audit scope, or accounting principle, except for a going concern uncertainty modification for 2008.

During the recent fiscal years ending ended December 31, 2009 and December 31, 2008 and the subsequent period through June 30, 2010, there have been no (i) disagreements with Berman Hopkins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Berman Hopkins satisfaction, would have caused Berman Hopkins to make reference to the subject matter of the disagreement(s) in connection with its reports; or (ii) “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided Berman Hopkins with a copy of the above disclosures and requested that Berman Hopkins furnish the Company with a letter addressed to the U.S. Securities and Exchange Commission stating whether or not it agrees with the above statement. A copy of Berman Hopkins’ letter, dated August 2, 2010 was filed as Exhibit 16.2 to the Company’s Current Report on Form 8-K, which was filed on August 3, 2010.

(b) New independent registered public accounting firm

On July 14, 2010, the Board of Directors of the Company engaged Moss, Krusick & Associates, LLC of Winter Park (Orlando), Florida (“Moss, Krusick”) as the Company’s new independent public accounting firm.  Moss, Krusick was recently formed as a result of the split off of the securities practice of Berman Hopkins into a new firm, Moss Krusick.  This was a result of the decision by Berman Hopkins to substantially end its securities practice.  The principals of Moss, Krusick are the same auditors who were engaged on the audit of the Company while at Berman Hopkins.

During the recent fiscal years ending December 31, 2009 and December 31, 2008, and the subsequent interim period prior to the engagement of Moss Krusick, the Company has not consulted Moss Krusick regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(v)) or a reportable event (as defined in Item 304(a)(1)(v)).

Item 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report based on the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Based on our evaluation of our internal controls as of December 31, 2010, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were ineffective in enabling the Company to record, process, summarize and report, in a timely manner, the information that the Company is required to disclose in its Exchange Act reports. Control deficiencies that constituted material weaknesses, are described below.

Material Weaknesses

Lack of Independent Directors.  We do not have effective policies regarding the independence of our directors and do not have independent directors. The lack of independent directors means that there is no effective review, authorization, or oversight of management or management’s actions by persons that were not involved in approving or executing those actions.

Lack of Effective Policies Regarding the General Accounting System. We do not have any documented processes for the input, accumulation, or testing of financial data that would provide assurance that all transactions are accurately and timely recorded or that the financial reports will be prepared on a periodic basis.

Lack of Effective Control over Financial Statement Disclosure. We do not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010, based on the criteria prescribed by COSO and the related guidance provided in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies, issued by COSO.

Management, including our Chief Executive Officer and Chief Financial Officer, has determined that the financial resources and personnel needed to address the material weaknesses identified or conduct a more robust evaluation of its controls would be overly costly and burdensome and is currently not warranted.  As the Company grows and resources become available, management will develop and implement remedial actions to address the material weaknesses it has identified.

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

(c) Changes in internal controls over financial reporting

Except for the material weakness noted above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Pursuant to Item 308(b) of Regulation SK, management's report was not subject to attestation by our registered public accounting firm pursuant to Rule 2-02(f) of Regulation S-X.

Item 9B.  OTHER INFORMATION

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the information about our sole directors and executive officer:

Name	Age	Positions Held	Director Since

Dicky Cheung	39	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	2007

Mr. Dicky Cheung has been the Company's President, Chief Executive Officer, Chief Financial Officer, Secretary and the sole Director since July 2007.  Mr. Cheung has been the President of Companhhia Internacional Tek Tat Limitada, a privately held company located in Macau, since its formation in 2007. Since 2002, Mr. Cheung has been a self-employed stock and bond investor.

During the past five years, Mr. Cheung did not hold any directorship in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Significant Employees

There are no significant employees other than our executive officer.

Family Relationships

None of our directors, executive officers, or key employees is related by blood, marriage, or adoption to any other Director, executive officer, or other key employees.

Involvement in Certain Legal Proceedings

None.

CORPORATE GOVERNANCE

The business, properties and affairs of the Company are managed by the Chief Executive Officer under the direction of the Board of Directors. The Board has responsibility for establishing broad corporate policies and for overall performance and direction of the Company, but is not involved in day-to-day operations. Members of the Board keep informed of the Company’s business by participating in Board meetings, by reviewing analyses and reports sent to them regularly, and through discussions with the Chief Executive Officer and other officers.

Board Leadership Structure

As our sole executive officer and sole board member, Dicky Cheung, our Chief Executive Officer, serves as the Chairman of the Board of Directors. As a result of the size of the Company and only having one executive officer, the Board believes this leadership structure provides the most efficient and effective leadership model for the Company by enhancing the Chairman and Chief Executive Officer’s ability to provide clear insight and direction of business strategies and plans to both the Board and management. The Board regularly evaluates its leadership structure and currently believes the Company can most effectively execute its business strategies and plans if the Chairman is also a member of the management team. A single person, acting in the capacities of Chairman and Chief Executive Officer, promotes unity of vision and leadership, which allows for a single, clear focus for management to execute the company’s business strategies and plans. While the Board has not made a determination as to director independence and our sole Directors is considered as non-independent, we do not have a designated lead independent director.

The Board's Role in Risk Oversight

We take a comprehensive approach to risk management which is reflected in the reporting process by which our management provides timely and comprehensive information to the Board to support the Board’s role in oversight, approval and decision-making. As often as required, the Board reviews the Company’s strategy, the key risks affecting strategy, operations, reporting, legal and compliance, the status of those risks, and how those risks are being managed. At present the Board does not have standing Audit, Nominating or Compensation Committees, or committees performing similar functions. The Board as a whole is responsible for risk oversight. In particular, the Board (i) oversees risk management in the areas of internal control over financial reporting, disclosure controls and procedures, and legal and regulatory compliance, reviews with management and our independent registered public accounting firm our policies and practices with respect to risk assessment and management, and our exposure to material financial risk and management’s efforts to monitor and control such exposure; (ii) oversees the organization, membership and structure of our Board of Directors and the our corporate governance practices; and (iii) oversees our compensation policies and reviews the conduct incented by those programs, including the impact on risk-taking by our executive officers and employees. The Board regularly receives management updates on our business operations, financial results and strategy and discusses risks related to the business. The Board also regularly receives reports from our internal personnel and independent accountants.

Committees of the Board of Directors

The Company currently does not have standing Nominating, Compensation or Audit committees, or committees performing similar functions. Nor do we have a written Nominating, Compensation or Audit committee charter. Since there is only one director, our board of directors does not believe that it is necessary to set up such committees because it believes that the functions of such committees are being adequately performed by the board of directors and these committees would be the same one board member in any case.

The Company intends to seek qualified independent directors to serve on the board and ultimately form standing audit, nominating and compensation committees.

Director and Nominee Qualifications

Our Board of Directors is responsible for identifying individuals qualified to become Board members and recommending to the Board director nominees for the next annual meeting of stockholders and candidates to fill vacancies on the Board. Additionally, in selecting nominees for directors, the Board will review candidates recommended by stockholders using the same general criteria as other candidates.

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors. The entire board of directors will assess candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

Stockholders may recommend director nominee candidates by sending the following information to the Board of Directors, Credit One Financial, Inc., 80 Wall Street, Suite 818, New York, NY 10005: stockholder’s name, number of shares owned, length of period held, and proof of ownership; name, age and address of candidate; candidate’s detailed resume; description of any arrangements or understandings between the stockholder and the candidate; and signed statement from the candidate confirming his or her willingness to serve on the Board of Directors.

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

Director Independence

The Company is presently not required to comply with the director independence requirements of any securities exchange, which requires that a majority of a company's directors be independent.  Our Board of Directors intends to appoint additional members, each of whom will satisfy the director independence guidelines in a manner consistent with the definitions of “independence” set forth in SEC Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

Board of Directors Meetings

Because our Board of Directors currently has only one board member, who is also our sole executive officer, i.e., Chief Executive Officer and Chief Financial Officer, the Board has no regularly meeting scheduled. The Board reviews the Company’s affairs throughout the year.

Code of Business Conduct and Ethics

We have adopted a written Code of Ethics (the “Code”) hat applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and all of our employees. The primary purpose of the Code is to deter wrongdoing and to promote:

●

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●

Full, fair, accurate, timely, and understandable disclosure in reports and documents that the Company files with, or submits to, the Commission and in other public communications made by the Company;

●

Compliance with applicable governmental laws, rules and regulations;

●

Prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

●

Accountability for adherence to the Code.

Any waiver of the Code may only be made by our Board of Directors and will be promptly disclosed on a Form 8-K. The Code is available in print without charge by writing to: Credit One Financial, Inc., Attention: Corporate Secretary, 80 Wall Street, Suite 818, New York, NY 10005.

Director Compensation

Directors do not receive any compensation for their services as directors. Our Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity. As of the date of this proxy statement, no guidelines for the compensation of our non-employee directors have been adopted.

Compensation Interlocks and Insider Participation

There were no compensation committee or board interlocks among the members of our Board.

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

Item 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company does not currently have a Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Board ensures that the total compensation paid to the executives is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The Board believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of the Company and only having one executive officer, the Board evaluates both performance and compensation on an informal basis. For the last three fiscal years, the Company's sole executive officer receives only nominal salary from the Company, and there have been no any other kind of compensation paid to him from the Company. Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly-situated executives of our peer companies. To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Board makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and Directors of the Company. Decisions regarding the non-equity compensation of other employees of the Company are made by management.

Compensation-Related Risk

For the last three fiscal years, our sole executive officer receives only nominal salary ($1,000 per month) from the Company, and there have been no any other kind of compensation paid to him from the Company. The Board, together with management, has reviewed the Company’s broad-based compensation practices and policies and has concluded that such practices and policies do not create risks that are likely to have a material adverse effect on the Company.

Executive Compensation

The following tables set forth the compensation of the Company's executive officers during the last two fiscal years:

Summary Compensation Table

						Non- Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Dicky Cheung	2010	6,000	-	-	-	-	-	-	6,000
CEO,	2009	12,000	-	-	-	-	-	-	12,000
President
& CFO

There were no "most highly compensated executive officers" as that term is defined in Item 402(a)(2) of Regulation S-K and there were no additional individuals for whom disclosure would have been made in this table.

Equity Compensation Plans

The Company has no equity compensation plans at present, and there have been no grants of plan-based award made to a named executive officer in the last two completed fiscal years under any plan.

Outstanding Equity Awards at Fiscal Year-End

The Company does not have any equity incentive plans. There was no outstanding equity awards at fiscal year ended December 31, 2010.

Option Exercises and Stock Vested

The Company does not have any equity incentive plans. There have been no exercise of stock options, SARs and similar instruments, and no vesting of stock, including restricted stock, restricted stock units and similar instruments, during the last two completed fiscal year for each of the named executive officers.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

The Company does not have employment agreements in place with its executive officers and directors. There are no contracts, agreements, plans or arrangements, whether written or unwritten, that provides for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the Company or a change in the named executive officer's responsibilities following a change in control, with respect to each named executive officer.

Employee Benefits Plans

(i) Pension Benefits

We do not sponsor any qualified or non-qualified pension benefit plans.

(ii) Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.  At this time we do not have a tax qualified defined contribution 401(k) plan in which all eligible executive officers and employees may participate.

Securities Authorized for Issuance under Equity Compensation Plans

As of the end of the most recently completed fiscal year, there were no compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Potential Conflicts of Interest of Compensation Consultants

No compensation consultants have ever been hired to advise the Company and its Board of Directors.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

 AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the common stock beneficially owned as of March 30, 2011 by (i) each of our directors and director nominees; (ii) each of our current Named Executive Officers; and (iii) all current executive officers and directors as a group. There were 2,155,623 shares of our common stock outstanding as of March 30, 2011.  We have no other classes of voting securities outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Dicky Cheung 80 Wall Street, Suite 818 New York, NY 10005	693,455	32.2%
Common	All officers and directors as a group(a)	693,455	32.2%

Security Ownership of Management

The following table sets forth certain information, as of March 30, 2011, as to each person known by us to own beneficially more than 5% of the outstanding shares of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Dicky Cheung 80 Wall Street, Suite 818 New York, NY 10005	693,455	32.2%

Notes:

(1)

Except as otherwise noted herein, percentage is determined on the basis of 2,155,623 shares of the Company’s common stock outstanding plus securities deemed outstanding pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Under Rule 13d-3, a person is deemed to be a beneficial owner of any security owned by certain family members and any security of which that person has the right to acquire beneficial ownership within 60 days, including, without limitation, shares of common stock subject to currently exercisable options.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In July 2007, Companhhia Internacional Tek Tat Limitada, a company controlled by Dicky Cheung, our President and CEO, acquired an aggregate of 77,649 shares, or approximately 49.9%, of the Company's issued and outstanding common stock, from former directors and officers of the Company, for an aggregate cash purchase price of approximately $349,521.

In July and October 2007, respectively, the Company issued to Dicky Cheung, our President and CEO, three promissory notes, in an aggregate principal amount of $620,000 in consideration for a $620,000 cash loans made by Mr. Cheung to the Company. Interest on the note accrued at the rate of 5% per year.

In December 2008, all three notes mentioned above and accrued interest in a total amount of $653,708 was converted into the Company’s common stock shares at $1.50 per share. At the same time, Mr. Cheung purchased an additional 180,000 shares of the Company’s common stock at a purchase of $1.50 per share.

Procedures for Approval of Transactions with Related Persons

The Company does not have a written policy relating to the approval of transactions with related persons, and any such transactions are pre-approved by our Board of Directors in accordance with applicable law. Following the Board of Director’s review of the potential transaction, it will determine whether these transactions are in, or not inconsistent with, the best interests of the Company and its stockholders, taking into consideration whether they are on terms no less favorable to the Company than those available with other parties and the related person’s interest in the transaction.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Prior to July 14, 2010, Berman Hopkins Wright & LaHam, CPAs and Associates, LLP (“Berman Hopkins”) was our independent registered public accounting firm. On July 14, 2010, the Board of Directors engaged Moss, Krusick & Associates, LLC as our new independent public accounting firm.  Moss, Krusick was recently formed as a result of the split off of the securities practice of Berman Hopkins into a new firm, Moss Krusick.  This was a result of the decision by Berman Hopkins to substantially end its securities practice.  The principals of Moss, Krusick are the same auditors who were engaged in the audit of the Company while at Berman Hopkins.

Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Moss Krusick and Berman Hopkins for professional services rendered for the fiscal years ended December 31, 2010 and 2009:

Fee Category	2010	2009
Audit Fees	$66,381	$31,310
Audit-Related Fees	-	-
Tax Fees	2,950	1,100

Total Fees	$69,331	$32,410

(1)  Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements included in our Form 10-Q.

(2)  Audit related fees.  None.

(3)  Tax fees.   Tax return preparation.

(4)   All other fees.   None.

(5)   Pre-Approval Policies

The Company does not have an audit committee at present. Our Board of Directors has reviewed and discussed with Moss Krusick the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2010 fiscal year. Our Board has also discussed with Moss Krusick the matters required to be discussed pursuant to Public Company Accounting Oversight Board Standards and to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

Our Board has received and reviewed the written disclosures and the letter from Moss Krusick required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Moss Krusick its independence from the Company.

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

Our Board pre-approved all of the fees described above.

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation, incorporated by reference herein from Exhibit 3(i) (A) to our Form 10-SB filed June 25, 2003.

3.2	Amended Articles of Incorporation, incorporated by reference herein from Exhibit 3(i)(B) to our Form 10-SB filed June 25, 2003

3.3	Amended Articles of Incorporation, incorporated by reference herein from Exhibit 3(i)(C) to our Form 10-QSB for the fiscal quarter ended March 31, 2005.

3.3(i)	Amended Articles of Incorporation, incorporated by reference herein from Exhibit 3.3 to our Current Report on Form 8-K filed January 4, 2010.

3.4	By-laws incorporated by reference herein from Exhibit 3(ii) to our Form 10-SB filed June 25, 2003

10.1	Stock Purchase Agreement with STM 1, LLC dated May 3, 2006, incorporated by reference herein from Exhibit 99 to our Form 8-K filed May 9, 2006.

14	Code of Ethics, incorporated by reference herein from Exhibit 14 to our Form 8-K filed February 1, 2010

21	List of Subsidiaries of the Company

31.1	Certification pursuant to Section 13a-14 of the Securities Exchange Act of 1934

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1830)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDIT ONE FINANCIAL, INC.

By: /s/ Dicky Cheung

Dicky Cheung

President & CEO

(Principal Executive Officer and Principal Financial Officer)

Date:  March 31, 2011

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dicky Cheung

Dicky Cheung

President & CEO

(Principal Executive Officer and Principal Financial Officer)

Date:  March 31, 2011