Form 10-Q
period 2011-03-31
CREDIT ONE FINANCIAL INC
filed 2011-05-16
CIK 1201135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,155,623 shares of common stock, par value $0.001, as of May 12, 2011.

Item 1.    Financial Statements

CREDIT ONE FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$218,832	$241,125
Notes receivable from related party	-	790,754
Total Current Assets	218,832	1,031,879

Property, Plant and Equipment
Furniture and fixtures	1,374	1,374
Less: Accumulated depreciation	(858)	(793)
Total Property, Plant and Equipment	516	581

Note receivable	1,302,257	916,783
Intangible assets, net of accumulated amortization of $37,709 and $4,357, respectively	1,393,216	1,010,907

Total Assets	$2,914,821	$2,960,150

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$35,266	$13,506
License fees payable	74,898	42,870
Deferred revenue	53,334	71,230
Wage payable	18,000	18,000
Total Current Liabilities	181,498	145,606

Stockholders' Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 2,155,623 shares issued
and outstanding at March 31, 2011 and December 31, 2010, respectively	2,156	2,156
Additional paid-in capital	3,193,303	3,193,303
Accumulated deficit	(454,339)	(375,552)
Currency translation adjustment	(7,797)	(5,363)
Total Stockholders' Equity	2,733,323	2,814,544

Total Liabilities and Stockholders' Equity	$2,914,821	$2,960,150

See accompanying notes to the consolidated financial statements

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

 COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three-Months Ended March 31,
	2011	2010

ADVERTISING REVENUE	$23,886	$-

OPERATING EXPENSES
Selling, general and administrative	86,040	39,493
Annual license fee	32,106	-
Salary expense	7,705	6,000
Total operating expenses	125,851	45,493

LOSS FROM OPERATIONS	(101,965)	(45,493)

OTHER INCOME (EXPENSES)
Interest income	23,178	-
Total other income (expense), net	23,178	-

NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(78,787)	(45,493)

INCOME TAX PROVISION	-	-
NET LOSS FROM CONTINUING OPERATIONS	(78,787)	(45,493)

LOSS PER SHARE FROM CONTINUING OPERATIONS
Basic and Diluted	$(0.04)	$(0.02)

DISCONTINUED OPERATIONS
Loss from operations of discontinued Moderation Ltd.	-	(284,025)
Income tax provision	-	-
Gain (loss) on discontinued operations	-	-
NET INCOME (LOSS)	$(78,787)	$(329,518)

GAIN (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS
Basic and Diluted	$(0.00)	$(0.13)

LOSS ATTRIBUTED TO NON-CONTROLLING INTEREST IN SUBSIDIARY	-	(137,468)

INCOME (LOSS) ATTRIBUTED TO COMMON STOCKHOLDERS	$(78,787)	$(192,050)

INCOME (LOSS) PER SHARE:
Basic and Diluted	$(0.04)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES:	2,155,623	2,155,623

See accompanying notes to the consolidated financial statements

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(78,787)	$(329,518)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	11,222	12,328
Changes in operating assets and liabilities:
Accounts receivable	-	(361,109)
Inventories	-	254,398
Prepaid expenses and other current assets	-	75,430
Accounts payable	21,760	430,921
Wage payable	-	(502)
Deferred revenue	(17,896)	-
License fees payable	32,028	-
Note receivable	-	95,427
Cash provided (used ) by operating activities	(31,673)	177,375

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(307,001)
Investment in note receivable	(780,000)	-
Payments received on notes receivable	790,754	-
Cash provided (used) by investing activities	10,754	(307,001)

IMPACT OF FOREIGN CURRENCY ON CASH	(1,374)	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,293)	(129,626)

CASH AND CASH EQUIVALENTS, BEGINNING	241,125	982,315

CASH AND CASH EQUIVALENTS, ENDING	$218,832	$852,689

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payments For:
Interest	$-	$-
Income Taxes	$-	$-

See accompanying notes to the consolidated financial statements

CREDIT ONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2011

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

Note 2 - Summary of Significant Accounting Policies

Financial Reporting

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Revenues and expenses are reported on the accrual basis, which means that income is recognized as it is earned and expenses are recognized as they are incurred.

Management is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal  accounting  control is designed to assure,  among other items, that 1) recorded  transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Basis of presentation

The accompanying interim consolidated financial statements for the three months ended March 31, 2011 and 2010 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These consolidated financial statements should be read in conjunction with the information filed as part of the Company’s 2010 Annual Report on Form 10-K, which was filed on March 31, 2011.

Consolidation Scope and Principles of Consolidation

The consolidated financial statements presented the financial position and the results of operations of Credit One Financial, Inc. and its 51.6% owned subsidiary, Moderation Limited (a Hong Kong corporation, “Moderation”) through November 30, 2010, the date Moderation was sold. Moderation, in turn, was the 100% owner and consolidated Liaoning Sinorth Resources Co., Ltd, a People’s Republic of China corporation. Also included in the consolidated financial statements are the financial position, results of operations and cash flows of the Company’s 100% owned subsidiary, CEM.

The non-controlling interest in Moderation was classified as part of stockholders’ equity in the consolidated balance sheet, and the non-controlling interest’s share of Moderation’s net loss was shown as a reduction of the Company’s net loss in the consolidated statement of operations.

All significant intercompany transactions and balances have been eliminated in consolidation.

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has $376,545 in U.S. net operating loss carry-forwards and $77,794 in Macau net operating loss carry-forwards as of March 31, 2011, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income from operations in the United States of America will be realized during the applicable carry-forward periods. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

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

As of March 31, 2011, the Company maintained $101,250 in foreign bank accounts not subject to FDIC coverage. The remaining balance of $117,582 at March 31, 2011 was maintained in a domestic bank account and fully insured by FDIC.

Foreign Currency

The Company reports it financial position and results of operations in U.S. dollars.  For its subsidiaries that have functional currencies that are foreign currencies, the elements of the financial statements are translated by using a current exchange rate.  For assets and liabilities, the exchange rate at the balance sheet date is used and for revenues, expenses, gains, and losses, the exchange rate at the dates on which those elements are recognized is used.  Transaction adjustments result from the process of translating the subsidiaries’ financial statements into US dollars and are not included in determining net income, but are reported in other comprehensive income.  There was currency translation adjustment of $1,434 for the three months ended March 31, 2011.

Foreign currency transactions are transactions denominated in a currency other than the entity's functional currency.  At the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the recording entity are adjusted to reflect the current exchange rate, with any resulting differences reported in the current period statement of operations. For the three months ended March 31, 2011 and 2010, the Company recognized $-0- and $874 in foreign currency exchange losses in the consolidated statements of operations, respectively.

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

Imputed Interest

In 2010 and 2011, the Company issued a non-interest bearing notes receivable which mature in 2020.  The notes receivable was recorded at issuance at its present value using an effective interest rate of 8%, which was the Company’s stated rate on another note receivable.  At the balance sheet date, the notes are revalued with the change in present value recorded as interest income in the Consolidated Statements of Operations.

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

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at March 31, 2011 and 2010, respectively.

Reclassifications

Certain amounts reflected in the accompanying financial statements as of March 31, 2010 have been reclassified from previously reported amounts.

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

Summarized financial information for discontinued operations is shown below for the three months ended March 31.

	2011	2010

Sales	$-	$1,208,916
Cost of sales	-	(1,325,184)
Gross Profit (loss)	-	(116,268)
Operating expenses	-	(167,757)
Loss from operations	-	(284,025)
Other income (expenses)	-	-
Loss before income taxes	-	(284,025)
Income tax provision (benefit)	-	-
Loss from discontinued operations	$-	$(284,025)

Note 4 - Note Receivable and Exclusive Advertising Rights Asset

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

On December 17, 2010, CEM issued Lotus TV a HK$15,000,000 (US$1,928,839) loan which is backed by a non-interest bearing promissory note, due on August 31, 2020.  The note receivable was discounted to its estimated fair value of HK$7,105,808 (US$913,872) using an effective interest rate of 8%.  This difference between the face value and the present value of HK$7,894,192 (US$1,014,967) was allocated to an intangible asset captioned Exclusive Advertising Rights.  Interest accreted to this note receivable for the three months ended March 31, 2011 and for the period from December 17, 2010 through December 31, 2010 was $17,533 and $2,911, respectively.

On January 31, 2011, CEM issued Lotus TV an additional HK$6,084,000 (US$780,000) loan which is backed by a non-interest bearing promissory note, due on August 31, 2020.  The note receivable was discounted to its estimated fair value of HK$2,833,577 (US$363,279) using an effective interest rate of 8%.  This difference between the face value and the present value of HK$3,250,423 (US$416,721) was allocated to an intangible asset captioned Exclusive Advertising Rights.  Interest accreted to this note receivable for the three months ended March 31, 2011 was $4,662.

An intangible asset captioned Exclusive Advertising Rights has been recorded in the accompanying consolidated balance sheets representing the difference between the face amount of the notes receivable and the respective present values at the time of issuance.  This difference was deemed an asset because the interest-free note was a condition of the exclusive agreement. Exclusive Advertising Rights intangible asset referred to above has an assigned cost of $1,015,264 and accumulated amortization of $4,357 for a net balance of $1,010,907 as of December 31, 2010 and an assigned cost of $1,430,925 and accumulated amortization of $37,709 for a net balance of $1,393,216 as of March 31, 2011.  Amortization expense for the three months ended March 31, 2011 and for the period from December 17, 2010 through December 31, 2010 was $37,709 and $4,357, respectively.  Amortization expense for each of the next five years is expected to approximate $148,000.

Note 5 – Income Taxes

The Company accounts for income taxes using the liability method, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

Effective January 1, 2008, the Chinese government enacted the Corporate Income Tax Law, and promulgated related regulations, which, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. The tax rate for Macau is 12%.

Due to the Company’s accumulated net losses, there was no provision for income taxes. The Company’s effective tax rate for the period ended March 31, 2011 was 0% due to the net operating loss carryforward.  The Company’s taxes were subject to a full valuation allowance as follows at March 31, 2011 and December 31, 2010:

March 31, 2011

Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$376,545	2019-2030	$141,694	$(141,694)
Macau	77,794	2013-14	9,335	(9,335)
	$454,339		$151,029	$(151,029)

December 31, 2010

Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$331,649	2019-2030	$124,800	$(124,800)
Macau	43,903	2013	5,268	(5,268)
	$375,552		$130,068	$(130,068)

The net deferred tax asset generated by the loss carry-forward has been fully reserved.

The Company has no United States corporate income tax liability as of March 31, 2011 and December 31, 2010.

Note 6- Reverse Stock Split

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

		Additional
	Common Stock	Paid in Capital
Capital – Pre Split	$107,781	$3,087,678
Reverse Stock Split	(105,625)	105,625
Capital – Post Split	$2,156	$3,193,303

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

Note 8 – Going Concern

The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred a net loss from continuing operations for the thee months ended March 31, 2011 of $78,787. The Company also has an accumulated deficit of $454,339 as of March 31, 2011. The Company may have to seek loans or sale of its securities to raise cash to meet its cash needs.

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

The term of this Agreement is 10 years from September 1, 2010 to August 31, 2020. In consideration for Lotus TV’s grant of the Advertising Rights, E&M agrees to pay Lotus TV a fixed annual fee every year (the “Annual Fee”) regardless of the total amount of advertising revenues received by E&M. Under the Agreement, E&M will pay Lotus TV an initial Annual Fee of $1,000,000 Hong Kong dollars (approximately US$128,900) for the first year of the Agreement, which Annual Fee will increase at 10% every year for the following two years. The initial annual fee has not yet been paid, and the Company accrued $74,898 as payable in the consolidated balance sheet as of March 31, 2011.

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

Note 11 – Risks and Uncertainties

The Company’s business, financial condition and results of operations could be materially affected by many risks and uncertainties including the following:

The Company started current operations in 2009 and has not been profitable to date. It has financed operations principally through equity investments, and its ability to generate sufficient revenues to fund operations is uncertain. For the three months ended March 31, 2011, the Company incurred a net loss from continuing operations of $78,787, and has a total accumulated deficit of $454,339 as of March 31, 2011.  There can be no assurance that it will ever operate profitably, and if the losses continue, the Company’s ability to operate may be severely impacted or alternatively it may be forced to terminate operations

As a U.S. based company doing business in China, the Company must comply with all Chinese laws, rules and regulations, and pronouncements, and endeavor to obtain all necessary approvals from applicable Chinese regulatory authorities.

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

Note 13- Subsequent Events

On May 3, 2011, the Company entered into a securities purchase agreement with sixteen investors in a private placement.  Pursuant to the agreement, the Company issued and investors purchased an aggregate of 300 million shares of the Company's common stock, at a price of $0.03 per share, for an aggregate consideration of $9,000,000 in cash.

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

E&M also agrees to extend to Lotus TV, interest free, a credit facility consisting of a series of loans (each a “Loan”) totaling a minimum of US$10 million over a period of ten years. The terms of each Loan and the increase of the Annual Fee after the first three years of the agreement will be negotiated by the parties depending on Lotus TV’s financial needs and the amount of advertising revenues generated. The Company currently expects that the Loans will be originated from its cash reserve, advertising revenue and, if necessary, raised from the capital market. As of March 31, 2011, the Company has loaned Lotus TV approximately $2.7 million under this agreement.

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

Results of Operations

For the three months ended March 31, 2011 Compared to 2010

Revenue

For the three months ended March 31, 2011, the revenue from the Company’s continuing operations was $23,886 as compared to $-0- for the same period of fiscal 2010, which reflected two advertising contracts relating to CEM’s Lotus TV license agreements.

Operating expenses

Operating expenses for the three months ended March 31, 2011 were $125,851, as compared to $45,493 for the same period of fiscal 2010. The increase in operating expenses was primarily due to accrual of annual license fees to Lotus TV.

Other income (expenses)

Our total other income (expense) for the three months ended March 31, 2011 was $23,178, which consisted of interest income. For the same period of fiscal 2010, there was $-0- of other income (expenses).

Discontinued Operations

The Company recognized losses from the discontinued operations of Moderation, Ltd, which was disposed of on November 30, 2010, for the three months ended March 31, 2010 of $284,025. Net sales for the three months ended March 31, 2010 were $1,208,916. Cost of sales for the three months ended March 31, 2010 was $1,325,184. Operating expenses were $167,757. Losses from discontinued operations allocated to the non-controlling interest were $137,468 for 2010.

Net income (loss)

For the three months ended March 31, 2011, the Company had a net loss of $78,787 attributed to common stockholders, or $0.04 per share, as compared to a net loss of $192,056, or $0.09 per share, for the same period of 2010.

Liquidity and Capital Resources

At March 31, 2011, the Company had cash balance of $218,832.  For the three months ended March 31, 2011, the operating activities of the Company used net cash of $31,673, as compared to net cash provided by $177,375 for the same period of the prior year. Decreases in cash flows from changes in inventories and accounts payables, partially offset by cash flows used by accounts receivable. Additionally, the net loss decreased between the periods.

Net cash provided by investing activities amounted to $10,754 for the three months ended March 31, 2011 compared to cash used of $307,001 for 2010. This 2011 amount was primarily due to proceeds received from payments in notes receivable less the investments in note receivable. The 2010 amount pertains to purchase of property, plant and equipment.

During the three months ended March 31, 2011 and 2010, there were no financing activities.

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

On May 3, 2011, the Company entered into a securities purchase agreement with sixteen investors in a private placement.  Pursuant to the agreement, the Company issued and investors purchased an aggregate of 300 million shares of the Company's common stock, at a price of $0.03 per share, for an aggregate consideration of $9,000,000 in cash.

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

Going Concern

The Company has not been profitable to date. It has financed operations principally through equity investments, and its ability to generate sufficient revenues to fund operations is uncertain. For the three months ended March 31, 2011, the Company incurred a loss from continuing operations of $78,787, and has accumulated a total deficit of $454,339 as of March 31, 2011. There can be no assurance that it will ever operate profitably, and if the losses continue, the Company’s ability to operate may be severely impacted or alternatively it may be forced to terminate operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information in this Item.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report based on the material weakness described below.

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

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2011, based on the criteria prescribed by COSO and the related guidance provided in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies, issued by COSO.

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

(b) Changes in internal controls over financial reporting

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6.  Exhibits

(a)    Exhibits:

Exhibit No.                                                Title of Document

      31.1     Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1.1

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

May 13, 2011