Form 10-Q
period 2011-06-30
CREDIT ONE FINANCIAL INC
filed 2011-08-15
CIK 1201135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  302,155,623 shares of common stock, par value $0.001, as of August 12, 2011.

Item 1.    Financial Statements

CREDIT ONE FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$3,484,808	$241,125
Notes receivable from related party	-	790,754
Total Current Assets	3,484,808	1,031,879

Property, Plant and Equipment
Furniture and fixtures	6,556	1,374
Less: Accumulated depreciation	(1,349)	(793)
Total Property, Plant and Equipment	5,207	581

Note receivable	4,007,595	916,783
Intangible assets, net of accumulated amortization of $114,274 and $4,357, respectively	4,261,199	1,010,907

Total Assets	$11,758,809	$2,960,150

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$65	$13,506
License fees payable	107,068	42,870
Deferred revenue	35,579	71,230
Wage payable	-	18,000
Total Current Liabilities	142,712	145,606

Stockholders' Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 302,155,623 and 2,155,623 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	302,156	2,156
Additional paid-in capital	11,893,303	3,193,303
Accumulated deficit	(539,486)	(375,552)
Currency translation adjustment	(39,876)	(5,363)
Total Stockholders' Equity	11,616,097	2,814,544

Total Liabilities and Stockholders' Equity	$11,758,809	$2,960,150

See accompanying notes to the consolidated financial statements

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Advertising Revenue	$17,607	$-	$41,493	$-

Operating Expenses
Selling, general and administrative	91,134	15,361	177,052	54,854
Annual license fee	31,841	-	63,947	-
Salary expense	7,642	6,000	15,347	12,000
Total operating expenses	130,617	21,361	256,346	66,854

Loss from operations	(113,010)	(21,361)	(214,853)	(66,854)

Other Income (Expenses)
Interest income	27,741	-	50,919	-
Total other income (expenses)	27,741	-	50,919	-

Net Loss from Continuing Operations Before Income Taxes	(85,269)	(21,361)	(163,934)	(66,854)

Income Tax Provision	-	-	-	-
Net Loss From Continuing Operations	$(85,269)	$(21,361)	$(163,934)	$(66,854)
Loss per from continuing operations
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Discontinued Operations:
Loss from operations of discontinued Moderation Ltd.	-	（98,792）	-	（382,817）
Income tax provision	-	-	-	-
Net Income (Loss)	$(85,269)	$(120,153)	$(163,934)	$(449,671)

Loss per Share From Discontinued Operations:
Basic and Diluted	$-	$-	$-	$-

Loss Attributed to Non-Controlling Interest in Subsidiary		(47,816)		(185,284)

Income (loss) Attributed to Common Stockholders	$(85,269)	$(72,337)	$(163,934)	$(264,387)

Income (Loss) Per Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares:	150,739,588	2,155,623	76,858,059	2,155,623

Net loss	$(85,269)	$(120,153)	$(163,934)	$(449,671)

Currency translation adjustment	(32,079)	16,636	(34,513)	17,510

Comprehensive income (loss)	$(117,348)	$(103,517)	$(198,447)	$(432,161)

See accompanying notes to the consolidated financial statements

CREDIT ONE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(163,934)	$(449,671)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	59,054	52,602
Changes in operating assets and liabilities:
Accounts receivable	-	(12,598)
Inventory	-	774,908
Prepaid expenses and other current assets	-	22,191
Accounts payable	(13,441)	(354,131)
Salary payable	(18,000)	4,758
Deferred revenue	(35,651)	-
License fees payable	64,198	-
Note receivable	-	158,296
Cash provided (used ) by operating activities	(107,774)	196,335

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(5,182)	(387,322)
Investment in note receivable	(6,403,254)	-
Payments received on notes receivable	790,754	-
Investment in trademark	(5,451)	-
Cash provided (used) by investing activities	(5,623,133)	(387,322)

CASH FLOWS PRIVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of common stock	9,000,000	-

IMPACT OF FOREIGN CURRENCY ON CASH	(25,410)	10,404

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,243,683	(180,583)

CASH AND CASH EQUIVALENTS, BEGINNING	241,125	982,315

CASH AND CASH EQUIVALENTS, ENDING	$3,484,808	$801,732

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payments For:
Interest	$-	$-
Income Taxes	$-	$-

See accompanying notes to the consolidated financial statements

CREDIT ONE FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2011

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

Basis of presentation

The accompanying interim consolidated financial statements for the three and six months ended June 30, 2011 and 2010 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These consolidated financial statements should be read in conjunction with the information filed as part of the Company’s 2010 Annual Report on Form 10-K, which was filed on March 31, 2011.

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

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has $390,433 in U.S. net operating loss carry-forwards and $149,053 in Macau net operating loss carry-forwards as of June 30, 2011, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income from operations in the United States of America will be realized during the applicable carry-forward periods. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

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

As of June 30, 2011, the Company maintained $3,469,894 in foreign bank accounts not subject to FDIC coverage. The remaining balance of $45,831 at June 30, 2011 was maintained in a domestic bank account and fully insured by FDIC.

Foreign Currency

The Company reports it financial position and results of operations in U.S. dollars.  For its subsidiaries that have functional currencies that are foreign currencies, the elements of the financial statements are translated by using a current exchange rate.  For assets and liabilities, the exchange rate at the balance sheet date is used and for revenues, expenses, gains, and losses, the exchange rate at the dates on which those elements are recognized is used.  Transaction adjustments result from the process of translating the subsidiaries’ financial statements into US dollars and are not included in determining net income, but are reported in other comprehensive income.  There was currency translation adjustment of $39,876 and $5,363 as of June 30, 2011 and December 30, 2010, respectively.

Foreign currency transactions are transactions denominated in a currency other than the entity's functional currency.  At the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the recording entity are adjusted to reflect the current exchange rate, with any resulting differences reported in the current period statement of operations. For the three months ended June 30, 2011 and 2010, the Company recognized $-0- and $1,217 in foreign currency exchange losses in the consolidated statements of operations, respectively.

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

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at June 30, 2011 and 2010, respectively.

Reclassifications

Certain amounts reflected in the accompanying financial statements for the periods ended June 30, 2010 have been reclassified from previously reported amounts.

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

Summarized financial information for discontinued operations is shown below for the three and six months ended June 30:

	Three months ended June 30:		Six months ended June 30:
	2011	2010	2011	2010
Sales	$ -	$ 1,162,980	$ -	$ 2,371,896
Cost of sales	-	(1,207,362)	-	(2,532,546)
Gross profit (loss)	-	(44,382)	-	(160,650)
Operating expenses	-	(54,410)	-	(222,167)
Loss from operations	-	(98,792)	-	(382,817)
Other income (expenses)	-	-	-	-
Loss before income taxes	-	(98,792)	-	(382,817)
Income tax provision (benefit)	-	-	-	-
Loss from discontinued operations	$ -	$ (98,792)	$ -	$ (382,817)

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

On December 17, 2010, CEM issued Lotus TV a HK$15,000,000 (US$1,928,839) loan which is backed by a non-interest bearing promissory note, due on August 31, 2020.  The note receivable was discounted to its estimated fair value of HK$7,105,808 (US$913,872) using an effective interest rate of 8%.  This difference between the face value and the present value of HK$7,894,192 (US$1,014,967) was allocated to an intangible asset captioned Exclusive Advertising Rights.  Interest accreted to this note receivable for the six months ended June 30, 2011 and for the period from December 17, 2010 through December 31, 2010 was $11,990 and $2,911, respectively.

On January 31, 2011, CEM issued Lotus TV an additional HK$6,084,000 (US$780,000) loan which is backed by a non-interest bearing promissory note, due on August 31, 2020.  The note receivable was discounted to its estimated fair value of HK$2,833,577 (US$363,279) using an effective interest rate of 8%.  This difference between the face value and the present value of HK$3,250,423 (US$416,721) was allocated to an intangible asset captioned Exclusive Advertising Rights.  Interest accreted to this note receivable for the six months ended June 30, 2011 was $12,242.

During the quarter ended June 30, 2011, CEM issued Lotus TV a series of additional loans totaling HK$43,700,000 (US$ 5,623,255), backed by a non-interest bearing promissory note, due on August 31, 2020. The note receivable was discounted to its estimated fair value of HK$20,831,819 (US$ 2,680,610) using an effective interest rate of 8%. This difference between the face value and the present value of HK$22,868,181 (US$ 2,942,645) was allocated to the intangible asset captioned Exclusive Advertising Rights. Interest accreted to this note receivable for the six months ended June 30, 2011 was $26,687.

An intangible asset captioned Exclusive Advertising Rights has been recorded in the accompanying consolidated balance sheets representing the difference between the face amount of the notes receivable and the respective present values at the time of issuance.  This difference was deemed an asset because the interest-free note was a condition of the exclusive agreement. Exclusive Advertising Rights intangible asset referred to above has an assigned cost of $1,015,264 and accumulated amortization of $4,357 for a net balance of $1,010,907 as of December 31, 2010 and an assigned cost of $4,370,027 and accumulated amortization of $114,274 for a net balance of $4,255,753 as of June 30, 2011.  Amortization expense, which is included in selling, general and administrative expenses in the statement of operations, for the six months ended June 30, 2011 and for the period from December 17, 2010 through December 31, 2010 was $109,417 and $4,357, respectively.  Amortization expense for each of the next five years is expected to approximate $462,000.

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

Due to the Company’s accumulated net losses, there was no provision for income taxes. The Company’s effective tax rate for the period ended June 30, 2011 was 0% due to the net operating loss carryforward.  The Company’s taxes were subject to a full valuation allowance as follows at June 30, 2011 and December 31, 2010:

June 30, 2011

Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$390,433	2019-2030	$146,920	$(146,920)
Macau	149,053	2013-14	17,886	(17,886)
	$539,486		$164,806	$(164,806)

December 31, 2010

Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$331,649	2019-2030	$124,800	$(124,800)
Macau	43,903	2013	5,268	(5,268)
	$375,552		$130,068	$(130,068)

The net deferred tax asset generated by the loss carry-forward has been fully reserved.

The Company has no United States corporate income tax liability as of June 30, 2011 and December 31, 2010.

Note 6 – Capital Stock

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

Note 7 – Establishment of a Subsidiary and contributed capital

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

On May 3, 2011 the Company entered into a Securities Purchase Agreement with 16 investors in a private placement. Pursuant to the agreement, the Company issued and investors purchased an aggregate of 300 million shares of the Company’s common stock, par value $0.001 per share, at a price of $0.03 per share, for an aggregate consideration of $9,000,000 in cash.

Note 8 - Commitments and Contingencies

On August 26, 2010, E&M (name changed to CEM International Ltd on September 16, 2010) entered into an Advertising Agreement (the “Agreement”) with Macau Lotus Satellite TV Media Limited (“Lotus TV”), pursuant to which Lotus TV authorizes E&M as its exclusive agent to operate all of its advertising businesses, and to be entitled to all the revenues generated therefrom (“Advertising Rights”).

The term of this Agreement is 10 years from September 1, 2010 to August 31, 2020. In consideration for Lotus TV’s grant of the Advertising Rights, E&M agrees to pay Lotus TV a fixed annual fee every year (the “Annual Fee”) regardless of the total amount of advertising revenues received by E&M. Under the Agreement, E&M will pay Lotus TV an initial Annual Fee of $1,000,000 Hong Kong dollars (approximately US$128,900) for the first year of the Agreement, which Annual Fee will increase at 10% every year for the following two years. The initial annual fee has not yet been paid, and the Company accrued $107,068 as payable in the consolidated balance sheet as of June 30, 2011.

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

Note 9 – Risks and Uncertainties

The Company’s business, financial condition and results of operations could be materially affected by many risks and uncertainties including the following:

As a U.S. based company doing business in China, the Company must comply with all Chinese laws, rules and regulations, and pronouncements, and endeavor to obtain all necessary approvals from applicable Chinese regulatory authorities.

The Company’s operations could be adversely affected by changing political and economic policies in China, and the

Chinese government control of currency conversion may affect the Company’s ability to pay dividends declared, if any, in foreign currencies.

Fluctuations in the exchange rate between the Hong Kong currency and the U.S. dollar may impact  the Company’s operating income.

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

E&M also agrees to extend to Lotus TV, interest free, a credit facility consisting of a series of loans (each a “Loan”) totaling a minimum of US$10 million over a period of ten years. The terms of each Loan and the increase of the Annual Fee after the first three years of the agreement will be negotiated by the parties depending on Lotus TV’s financial needs and the amount of advertising revenues generated. The Company currently expects that the Loans will be originated from its cash reserve, advertising revenue and, if necessary, raised from the capital market. As of June 30, 2011, the Company has loaned Lotus TV approximately $8.3 million under this agreement.

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

On May 3, 2011 the Company entered into a Securities Purchase Agreement with 16 investors in a private placement. Pursuant to the agreement, the Company issued and investors purchased an aggregate of 300 million shares of the Company’s common stock, at a price of $0.03 per share, for an aggregate consideration of $9,000,000 in cash.

Results of Operations

For the three months ended June 30, 2011 Compared to 2010

Revenue

For the three months ended June 30, 2011, the revenue from the Company’s continuing operations was $17,607 as compared to $-0- for the same period of fiscal 2010, which reflected two advertising contracts relating to CEM’s Lotus TV license agreements.

Operating expenses

Operating expenses for the three months ended June 30, 2011 were $130,617, as compared to $21,360 for the same period of fiscal 2010. The increase in operating expenses was primarily due to accrual of annual license fees to Lotus TV.

Other income (expenses)

Our total other income (expense) for the three months ended June 30, 2011 was $22,741, which consisted of interest income. For the same period of fiscal 2010, there was $-0- of other income (expenses).

Discontinued Operations

The Company recognized losses from the discontinued operations of Moderation, Ltd, which was disposed of on November 30, 2010, for the three months ended June 30, 2010 of $98,792.  Net sales for the three months ended June 30, 2010 were $1,162,980. Cost of sales for the three months ended June 30, 2010 was $1,207,362. Operating expenses were $54,410.  Losses from discontinued operations allocated to the non-controlling interest were $47,816 for the period in 2010.

Net income (loss)

For the three months ended June 30, 2011, the Company had a net loss of $85,269 attributed to common stockholders, or $(0.00) per share, as compared to a net loss of $72,337, or $(0.00) per share, for the same period of 2010.

For the six months ended June 30, 2011 Compared to 2010

Revenue

For the six months ended June 30, 2011, the revenue from the Company’s continuing operations was $41,493 as compared to $-0- for the same period of fiscal 2010, which reflected two advertising contracts relating to CEM’s Lotus TV license agreements.

Operating expenses

Operating expenses for the six months ended June 30, 2011 were $256,468, as compared to $66,854 for the same period of fiscal 2010. The increase in operating expenses was primarily due to accrual of annual license fees to Lotus TV.

Other income (expenses)

Our total other income (expense) for the six months ended June 30, 2011 was $50,919, which consisted of interest income. For the same period of fiscal 2010, there was $-0- of other income (expenses).

Discontinued Operations

The Company recognized losses from the discontinued operations of Moderation, Ltd, which was disposed of on November 30, 2010, for the six months ended June 30, 2010 of $382,817.  Net sales for the six months ended June 30, 2010 were $2,371,896. Cost of sales for the six months ended June 30, 2010 was $2,532,546. Operating expenses were $222,167.  Losses from discontinued operations allocated to the non-controlling interest were $185,284 for the six months ended June 30, 2010.

Net income (loss)

For the six months ended June 30, 2011, the Company had a net loss of $163,934 attributed to common stockholders, or $(0.00) per share, as compared to a net loss of $264,387, or $0.12 per share, for the same period of 2010.

Liquidity and Capital Resources

At June 30, 2011, the Company had cash balance of $3,484,808.  For the six months ended June 30, 2011, the operating activities of the Company used net cash of $107,774, as compared to net cash provided by $196,335 for the same period of the prior year. Decreases in cash flows from changes in inventories and accounts payables, partially offset by cash flows used by accounts receivable. Additionally, the net loss decreased between the periods.

Net cash used by investing activities amounted to $5,623,133 for the six months ended June 30, 2011 compared to $387,322 for 2010.  This 2011 increase was primarily due to issuances of funds to Lotus TV to totaling approximately $6.4 million. The 2010 amount pertains to purchase of property, plant and equipment.

During the six months ended June 30, 2011, the cash provided by financing activities was $9,000,000, which were proceeds from issuance of 300 million shares of the Company’s common stock in a private placement.  During the same period of 2010, there were no financing activities.

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

Going Concern

The Company has not been profitable to date. It has financed operations principally through equity investments, and its ability to generate sufficient revenues to fund operations is uncertain. For the six months ended June 30, 2011, the Company incurred a loss from continuing operations of $163,934, and has accumulated a total deficit of $539,486 as of June 30, 2011. There can be no assurance that it will ever operate profitably, and if the losses continue, the Company’s ability to operate may be severely impacted or alternatively it may be forced to terminate operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information in this Item.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, under the supervision and with the participation of our principal executive officer, who is also our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011.  Based on that evaluation, our principal executive officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report based on the material weaknesses described below.

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

A material weakness is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified during management's assessment:

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

Our principal executive officer performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Quarterly Report on Form 10-Q, to ensure that the Company’s Quarterly Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented.

Our principal executive officer has also indicated that as the Company grows and resources become available, management will develop and implement remedial actions to address the material weakness it has identified. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

(b) Changes in internal controls over financial reporting

There were no material changes in our internal control over financial reporting that occurred during the quarter.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A.  Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

None

Item 6.  Exhibits

(a)    Exhibits:

Exhibit No.                                                Title of Document

      31.1        Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1        Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     101.INS    XBRL Instance Document

     101.SCH   XBRL Taxonomy Extension Schema Document

     101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document

     101.LAB   XBRL Taxonomy Extension Label Linkbase Document

     101.PRE   XBRL Taxonomy Extension Presentation Linkbase Document

     101.DEF   XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDIT ONE FINANCIAL, INC.

By: Dicky Cheung

Dicky Cheung

President, Chief Executive Officer and Chief Financial Officer

August 12, 2011