Form 10-Q/A
period 2011-06-30
CREDIT ONE FINANCIAL INC
filed 2011-08-17
CIK 1201135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 15, 2011 (the "Original Filing").

The purpose we are filing this Amendment is to add XBRL exhibits, which were failed to attach to the Original Filing. Except as set forth in the immediately preceding sentence, this Amendment does not alter or restate any of the information set forth in the Original Filing.

This Amendment continues to speak as of the date of the Form 10-Q filed on August 15, 2011 and we have not updated the disclosures contained herein to reflect events that have occurred since the filing of the Original Filing.

As required, currently-dated certifications from the Company's Principal Executive and Principal Financial Officer have been included as exhibits to this Amendment.

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

August 16, 2011