Form 10-Q
period 2011-09-30
CREDIT ONE FINANCIAL INC
filed 2011-11-10
CIK 1201135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  302,155,623 shares of common stock, par value $0.001, as of November 8, 2011.

Item 1.    Financial Statements

CREDIT ONE FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$1,051,779	$241,125
Notes receivable from related party	-	790,754
Investment in gold bullion	2,417,413	-
Prepaid expense	173,235	-
Total Current Assets	3,642,427	1,031,879

Property, Plant and Equipment
Furniture and fixtures	6,556	1,374
Less: Accumulated depreciation	(1,840)	(793)
Total Property, Plant and Equipment	4,716	581

Note receivable	4,385,727	916,783
Intangible assets, net of accumulated amortization of $234,427 and $4,357, respectively	4,463,698	1,010,907

Total Assets	$12,496,568	$2,960,150

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$29,825	$145,606
Due to director	1,065,061	-
Total Current Liabilities	1,094,886	145,606

Stockholders' Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 302,155,623 and 2,155,623 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	302,156	2,156
Additional paid-in capital	11,893,303	3,193,303
Accumulated deficit	(735,113)	(375,552)
Currency translation adjustment	(58,664)	(5,363)
Total Stockholders' Equity	11,401,682	2,814,544

Total Liabilities and Stockholders' Equity	$12,496,568	$2,960,150

See accompanying notes to the consolidated financial statements

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Advertising Revenue	$44,730	$-	$86,223	$-

Operating Expenses
Selling, general and administrative	171,578	12,573	427,923	79,427
Total operating expenses	171,578	12,573	427,923	79,427

Loss from operations	(126,848)	(12,573)	(341,700)	(79,427)

Other Income (Expenses)
Interest income	83,890	-	134,809	-
Unrealized loss on investment	(152,670)	-	(152,670)	-
Total other income (expenses)	(68,780)	-	(17,861)	-

Net Loss from Continuing Operations Before Income Taxes	(195,628)	(12,573)	(359,561)	(79,427)

Income Tax Provision	-	-	-	-
Net Loss From Continuing Operations	$(195,628)	$(12,573)	$(359,561)	$(79,427)
Loss per share from continuing operations
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Discontinued Operations:
Loss from operations of discontinued Moderation Ltd.	-	(12,017)	-	(394,834)
Income tax provision	-	-	-	-
Net Loss	$(195,628)	$(24,590)	$(359,561)	$(474,261)

Loss per Share From Discontinued Operations:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Loss Attributed to Non-Controlling Interest in Subsidiary	-	(5,714)	-	(190,998)

Loss Attributed to Common Stockholders	$(195,628)	$(18,876)	$(359,561)	$(283,263)

Loss Per Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares:	302,155,623	107,781,150	151,680,128	107,781,150

Net loss	$(195,628)	$(24,590)	$(359,561)	$(474,261)

Currency translation adjustment	(18,788)	65,410	(53,301)	82,920

Comprehensive income (loss)	$(214,416)	$40,820	$(412,862)	$(391,341)

See accompanying notes to the consolidated financial statements

CREDIT ONE FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(359,561)	$(474,261)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	96,449	94,242
Unrealized loss on investments	152,670	-
Changes in operating assets and liabilities:
Accounts receivable	-	453,915
Inventory	-	801,142
Prepaid expenses and other current assets	(173,235)	(727,892)
Accounts payable and accrued expenses	(115,781)	(352,585)
Cash used by operating activities	(399,458)	(205,439)

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(5,182)	(434,202)
Investment in note receivable	(7,019,778)	-
Investment in gold bullion	(2,570,083)	-
Change in amounts due to director for gold investment	1,065,061	-
Payments received on notes receivable	790,754	224,057
Investment in trademark	(17,132)	-
Cash used by investing activities	(7,756,360)	(210,145)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of common stock	9,000,000	-

IMPACT OF FOREIGN CURRENCY ON CASH	(33,528)	78,290

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	810,654	(337,294)

CASH AND CASH EQUIVALENTS, BEGINNING	241,125	982,315

CASH AND CASH EQUIVALENTS, ENDING	$1,051,779	$645,021

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payments For:
Interest	$-	$-
Income Taxes	$-	$-

See accompanying notes to the consolidated financial statements

CREDIT ONE FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2011

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

Basis of presentation

The accompanying interim consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These consolidated financial statements should be read in conjunction with the information filed as part of the Company’s 2010 Annual Report on Form 10-K, which was filed on March 31, 2011.

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

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately $401,000 in U.S. net operating loss carry-forwards and $149,000 in Macau net operating loss carry-forwards as of September 30, 2011, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income from operations in the United States of America will be realized during the applicable carry-forward periods.  The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

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

The fair value of the Company’s financial instruments, which consist principally of cash and cash equivalents and investments in gold bullion, are based on level 1 input, and equal carrying amounts.

Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

As of September 30, 2011, the Company maintained $1,016,333 in foreign bank accounts not subject to FDIC coverage.  The remaining balance of $35,446 at September 30, 2011 was maintained in a domestic bank account and fully insured by FDIC.

Foreign Currency

The Company reports it financial position and results of operations in U.S. dollars.  For its subsidiaries that have functional currencies that are foreign currencies, the elements of the financial statements are translated by using a current exchange rate.  For assets and liabilities, the exchange rate at the balance sheet date is used and for revenues, expenses, gains, and losses, the exchange rate at the dates on which those elements are recognized is used.  Transaction adjustments result from the process of translating the subsidiaries’ financial statements into US dollars and are not included in determining net income, but are reported in other comprehensive income.  There was currency translation adjustment of $58,664 and $5,363 as of September 30, 2011 and December 31, 2010, respectively.

Foreign currency transactions are transactions denominated in a currency other than the entity's functional currency.  At the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the recording entity are adjusted to reflect the current exchange rate, with any resulting differences reported in the current period statement of operations. For the three months ended September 30, 2011 and 2010, the Company recognized $ 0 and $ 3,234 in foreign currency exchange losses in the consolidated statements of operations, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission revenue recognition accounting standards.  Sales revenues were recognized when the products were shipped to the customers, net of discounts and collectibility is reasonably assured.  No provisions were made for returns because, historically in China and in the industry, there have been very few sales returns and adjustments that would have impacted the Company’s ultimate collection of revenues.

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

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at September 30, 2011 and 2010, respectively.

Recently Issued Accounting Standards

In September 2011, the FASB issued an amendment to Topic 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company is currently evaluating the new standard.

Reclassifications

Certain amounts reflected in the accompanying financial statements for the periods ended September 30, 2010 have been reclassified from previously reported amounts.

Note 3- Discontinued Operations and Disposal Groups

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

Summarized financial information for discontinued operations is shown below for the three and nine months ended September 30:

	Three months ended September 30:		Nine months ended September 30:
	2011	2010	2011	2010
Sales	$ -	225,046	$ -	$ 2,596,942
Cost of sales	-	(171,440)	-	(2,703,986)
Gross profit (loss)	-	53,606	-	(107,044)
Operating expenses	-	(3,584)	-	(225,751)
Income (loss) from operations	-	50,022	-	(332,795)
Other income (expenses)	-	(62,039)	-	(62,039)
Loss before income taxes	-	(12,017)	-	(394,834)
Income tax provision (benefit)	-	-	-	-
Loss from discontinued operations	$ -	$ (12,017)	$ -	$ (394,834)

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

On December 17, 2010, CEM issued Lotus TV a HK$15,000,000 (US$1,928,839) loan which is backed by a non-interest bearing promissory note, due on August 31, 2020.  The note receivable was discounted to its estimated fair value of HK$7,105,808 (US$913,872) using an effective interest rate of 8%.  This difference between the face value and the present value of HK$7,894,192 (US$1,014,967) was allocated to an intangible asset captioned Exclusive Advertising Rights.  Interest accreted to this note receivable for the nine months ended September 30, 2011 and for the period from December 17, 2010 through December 31, 2010 was $30,710 and $2,911, respectively.

On January 31, 2011, CEM issued Lotus TV an additional HK$6,084,000 (US$780,000) loan which is backed by a non-interest bearing promissory note, due on August 31, 2020.  The note receivable was discounted to its estimated fair value of HK$2,833,577 (US$363,279) using an effective interest rate of 8%.  This difference between the face value and the present value of HK$3,250,423 (US$416,721) was allocated to an intangible asset captioned Exclusive Advertising Rights.  Interest accreted to this note receivable for the nine months ended September 30, 2011 was $19,870.

During the quarter ended June 30, 2011, CEM issued Lotus TV a series of additional loans totaling HK$43,700,000 (US$5,623,255), backed by a non-interest bearing promissory note, due on August 31, 2020. The note receivable was discounted to its estimated fair value of HK$20,831,819 (US$ 2,680,610) using an effective interest rate of 8%. This difference between the face value and the present value of HK$22,868,181 (US$2,942,645) was allocated to the intangible asset captioned Exclusive Advertising Rights. Interest accreted to this note receivable for the nine months ended September 30, 2011 was $81,212.

During the quarter ended September 30, 2011, CEM issued Lotus TV an additional loan HK$4,800,000 (US$614,731), backed by a non-interest bearing promissory note, due on August 31, 2020. The note receivable was discounted to its estimated fair value of HK$2,334,232 (US$ 299,814) using an effective interest rate of 8%. This difference between the face value and the present value of HK$2,465,768 (US$314,917) was allocated to the intangible asset captioned Exclusive Advertising Rights. Interest accreted to this note receivable for the nine months ended September 30, 2011 was $3,003.

An intangible asset captioned Exclusive Advertising Rights has been recorded in the accompanying consolidated balance sheets representing the difference between the face amount of the notes receivable and the respective present values at the time of issuance.  This difference was deemed an asset because the interest-free note was a condition of the exclusive agreement. Exclusive Advertising Rights intangible asset referred to above has an assigned cost of $1,015,264 and accumulated amortization of $4,357 for a net balance of $1,010,907 as of December 31, 2010 and an assigned cost of $4,680,999 and accumulated amortization of $234,427 for a net balance of $4,446,572 as of September 30, 2011.  Amortization expense, which is included in selling, general and administrative expenses in the statement of operations, for the nine months ended September 30, 2011 and for the period from December 17, 2010 through December 31, 2010 was $230,080 and $4,357, respectively.  Amortization expense for each of the next five years is expected to approximate $462,000.

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

Due to the Company’s accumulated net losses, there was no provision for income taxes. The Company’s effective tax rate for the period ended June 30, 2011 was 0% due to the net operating loss carryforward.  The Company’s taxes were subject to a full valuation allowance as follows at September 30, 2011 and December 31, 2010:

September 30, 2011

Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$401,660	2019-2030	$151,145	$(151,145)
Macau	149,053	2013-14	17,886	(17,886)
	$550,713		$169,031	$(169,031)

December 31, 2010

Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$331,649	2019-2030	$124,800	$(124,800)
Macau	43,903	2013	5,268	(5,268)
	$375,552		$130,068	$(130,068)

The net deferred tax asset generated by the loss carry-forward has been fully reserved.

The Company has no United States corporate income tax liability as of September 30, 2011 and December 31, 2010.

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

Note 7 - Commitments and Contingencies

On August 26, 2010, E&M (name changed to CEM International Ltd on September 16, 2010) entered into an Advertising Agreement (the “Agreement”) with Macau Lotus Satellite TV Media Limited (“Lotus TV”), pursuant to which Lotus TV authorizes E&M as its exclusive agent to operate all of its advertising businesses, and to be entitled to all the revenues generated therefrom (“Advertising Rights”).

The term of this Agreement is 10 years from September 1, 2010 to August 31, 2020. In consideration for Lotus TV’s grant of the Advertising Rights, E&M agrees to pay Lotus TV a fixed annual fee every year (the “Annual Fee”) regardless of the total amount of advertising revenues received by E&M. Under the Agreement, E&M will pay Lotus TV an initial Annual Fee of $1,000,000 Hong Kong dollars (approximately US$128,900) for the first year of the

Agreement, which Annual Fee will increase at 10% every year for the following two years. The initial annual fee of $128,900 was paid in August 2011, and the Company accrued $11,763 as payable in the consolidated balance sheet as of September 30, 2011 for the fee due in August 2012.

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

License fee payable for the three and nine months ended September 30, 2011 was $33,455 and $97,402, respectively, and is included in selling, general and administrative expenses.

Note 8 – Risks and Uncertainties

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

Note 9 – Related Party Transactions

The Company’s sole director purchased investments in gold bullion on behalf of the Company during the quarter ended September 30, 2011. Purchases made under this arrangement during the quarter totaled approximately HKD $20 Million (USD $2.6 Million). HKD $8,299,915 (USD $1,065,061) remained payable to the director at September 30, 2011 and is non interest bearing and due on demand.

Note 10 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
Accounts payable	$294	$13,506
License fee payable	11,763	42,870
Deferred revenue	17,768	71,230
Salary payable	-	18,000
Total	$29,825	$145,606

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

Results of Operations

For the three months ended September 30, 2011 Compared to 2010

Revenue

For the three months ended September 30, 2011, the revenue from the Company’s continuing operations was $44,730 as compared to $-0- for the same period of fiscal 2010, which reflected two advertising contracts relating to CEM’s Lotus TV license agreements.

Operating expenses

Operating expenses for the three months ended September 30, 2011 were $171,578, as compared to $12,573 for the same period of fiscal 2010. The increase in operating expenses was primarily due to accrual of annual license fees to Lotus TV and amortization of the advertising rights asset.

Other income (expenses)

Our total other income (expense) for the three months ended September 30, 2011 was $(68,780), which consisted of interest income of $83,890 and unrealized loss on gold bullion investments of $(152,670). For the same period of fiscal 2010, there was $-0- of other income (expenses).

Discontinued Operations

The Company recognized losses from the discontinued operations of Moderation, Ltd, which was disposed of on November 30, 2010, for the three months ended September 30, 2010 of $(12,017).  Net sales for the three months ended September 30, 2010 were $225,046. Cost of sales for the three months ended September 30, 2010 was $171,440. Operating expenses were $3,584.  Losses from discontinued operations allocated to the non-controlling interest were $5,714 for the period in 2010.

Net income (loss)

For the three months ended September 30, 2011, the Company had a net loss of $(195,628) attributed to common stockholders, or $(0.00) per share, as compared to a net loss of $(18,876), or $(0.00) per share, for the same period of 2010.

For the nine months ended September 30, 2011 Compared to 2010

Revenue

For the nine months ended September 30, 2011, the revenue from the Company’s continuing operations was $86,223 as compared to $-0- for the same period of fiscal 2010, which reflected two advertising contracts relating to CEM’s Lotus TV license agreements.

Operating expenses

Operating expenses for the nine months ended September 30, 2011 were $427,923, as compared to $79,427 for the same period of fiscal 2010. The increase in operating expenses was primarily due to accrual of annual license fees to Lotus TV and amortization of the advertising rights asset.

Other income (expenses)

Our total other income (expense) for the nine months ended September 30, 2011 was $(17,861), which consisted of interest income of $134,807 and unrealized loss on investments of ($152,670). For the same period of fiscal 2010, there was $-0- of other income (expenses).

Discontinued Operations

The Company recognized losses from the discontinued operations of Moderation, Ltd, which was disposed of on November 30, 2010, for the nine months ended September 30, 2010 of $(394,834).  Net sales for the nine months ended September 30, 2010 were $2,596,942. Cost of sales for the nine months ended September 30, 2010 was $2,703,986. Operating expenses were $225,751.  Losses from discontinued operations allocated to the non-controlling interest were $190,998 for the nine months ended September 30, 2010.

Net income (loss)

For the nine months ended September 30, 2011, the Company had a net loss of $(359,561) attributed to common stockholders, or $(0.00) per share, as compared to a net loss of $(283,263), or $0.00 per share, for the same period of 2010.

Liquidity and Capital Resources

At September 30, 2011, the Company had cash balance of $1,051,779.  For the nine months ended September 30, 2011, the operating activities of the Company used net cash of $399,458, as compared to net cash used of $205,439 for the same period of the prior year. The decrease in cash flows was primarily from increase in prepaid expense ($173,235), deferred revenue ($53,462) and license fees payable ($31,107), partially offset by non-cash expenses totally $249,119 of depreciation, amortization, and unrealized loss on investments. Additionally, the net loss decreased between the periods.

Net cash used by investing activities amounted to $7,756,360 for the nine months ended September 30, 2011 compared to $210,145 for 2010.  This 2011 increase was primarily due to issuances of funds to Lotus TV to totaling approximately $7.2 million and investments in gold bullion of $2.5 million, which were offset by net amounts paid by director of$1,065,061 on behalf of the Company to purchase gold bullion. The 2010 amount pertains to purchase of property, plant and equipment.

During the nine months ended September 30, 2011, the cash provided by financing activities was $9,000,000, which was from issuance of 300 million shares of the Company’s common stock in a private placement.  During the same period of 2010, there were no financing activities.

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

Going Concern

The Company has not been profitable to date. It has financed operations principally through equity investments, and its ability to generate sufficient revenues to fund operations is uncertain. For the nine months ended September 30, 2011, the Company incurred a loss from continuing operations of $359,561, and has accumulated a total deficit of $735,113 as of September 30, 2011. There can be no assurance that it will ever operate profitably, and if the losses continue, the Company’s ability to operate may be severely impacted or alternatively it may be forced to terminate operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information in this Item.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, under the supervision and with the participation of our principal executive officer, who is also our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011.  Based on that evaluation, our principal executive officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report based on the material weaknesses described below.

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

November 8, 2011