Form 10-K
period 2011-12-31
CREDIT ONE FINANCIAL INC
filed 2012-03-30
CIK 1201135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):   YES  ☒    NO  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐    NO  ☒

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Approximately $211 million.

(APPLICABLE ONLY TO CORPORATE REGISTRANT)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  302,155,623 shares of the registrant’s common stock were outstanding as of March 27, 2012.

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

In July 2007, the Company’s four principal shareholders sold an aggregate of 6,962,438 shares, which represented 89.48% of the Company’s capital shares, to ten persons for a total of $625,000 in cash.  Following the change of control, the Company made an effort to provide funding, primarily in the form of advance, to small- and medium-sized companies with good and feasible business plans, but lacking capital to implement their business plans.  In January 2008, the Company ceased its project financing business, and a joint venture, Moderation Limited (“Moderation”) was established in Hong Kong.  The Company owned 51.6% of Moderation’s equity interest.

In January 2009, Liaoning Sinorth Resources Co., Ltd. was established in Liaoning, China, as Moderation’s wholly owned subsidiary.  Its main business was production, processing and sale of mineral products, primarily graphite, in China. Despite the efforts the Company had made, the sales did not grow as much as the Company had expected.  The Company found more and more difficult to carry out its graphite business as planned.  Accordingly, the Company started looking for new business opportunities.

On November 18, 2010, the Company sold its 51.6% equity interest in Moderation for $16 million Hong Kong dollars, approximately $2.06 million in cash. The transaction was closed on November 30, 2010, and the Company ceased to be a processor and distributor of graphite products.

On August 26, 2010, E&M International Limited (“E&M”), a newly established, wholly-owned subsidiary of the Company, entered into an advertising agreement with Macau Lotus Satellite TV Media Limited (“Lotus TV”), pursuant to which Lotus TV authorizes E&M as its exclusive agent to operate all of its advertising businesses.

The term of this agreement is ten years from September 1, 2010 to August 31, 2020.  In consideration for Lotus TV’s grant of the exclusive advertising rights, E&M agrees to pay Lotus TV a fixed fee on an annual basis regardless of the total amount of revenues generated from the advertising business to be received by E&M.  Under the agreement, E&M paid Lotus TV an initial annual fee of HK$1,000,000 (approximately US$128,900) for the first year of the agreement. Such fee will increase at 10% every year for the following two years.

E&M also agrees to extend to Lotus TV, interest free, a credit facility consisting of a series of loans totaling a minimum of US$10 million over a period of ten years. The terms of each loan and the increase of the annual fee after the first three years of the agreement will be negotiated by the parties.

On September 16, 2010, the name of E&M was changed to CEM International Ltd.

The Company has not been involved in any bankruptcy, receivership or similar proceeding.

Description of Business

Until November 30, 2010, the Company’s main business was processing and distribution of mineral products, primarily graphite products, in China. The products processed and distributed by the Company consisted primarily of medium- and high-carbon graphite, high-purity graphite, micro-power graphite and expandable graphite.

The Company purchased unprocessed raw materials, primarily mixed size graphite and semi-processed graphite, from a variety of sources, including mining companies, brokers and other intermediaries in China.  For the period from January 1, 2010 to November 31, 2010, the Company procured raw materials from 18 raw material suppliers, of which four accounted for 10% or more of our total purchases.

After processing, the Company marketed its graphite products on a wholesale basis, primarily to graphite distributors and resellers. From January 1, 2010 to November 30, 2010, the Company had two significant customers who each accounted for more than 10% of our total sales.

Currently, the Company, through its wholly owned subsidiary CEM International Ltd, operates as an advertising agent, which dedicates to creating, planning and handling advertising for its clients.  On August 26, 2010, CEM entered into an exclusive agreement with Macau Lotus Satellite TV Media Limited (“Lotus TV”) to provide advertising services for a ten year period commencing on September 1, 2010.  In consideration for the exclusive advertising rights granted by Lotus TV, CEM agreed to extend to Lotus TV, interest free, a credit facility consisting of a series of loans totaling of $10 million over the course of the agreement.  As of December 31, 2011, CEM has loaned Lotus TV approximately $8.95 million under this agreement.

As Lotus TV’s exclusive advertising agent, the Company provides advertising agency services to its clients by providing them with the advertising time slots the Company obtains from Lotus TV. Advertisers can purchase advertising time slots of Lotus TV directly from the Company.  To a lesser extent, the Company also provides certain services, such as formulation of advertising strategies, as well as identification of talents and facilitation for the production of advertising clips and trailers.

The Company generates revenues primarily from the advertising sales paid by clients for the planning and placement of advertisements on Lotus TV, which does not charge the Company for the advertising time slots allocated to the Company.

Sales and Marketing

Currently, all our clients are introduced or brought in by Lotus TV.

Government Regulation

As a U.S. based company doing business in Macau, the Company seeks to comply with all Macau laws, rules and regulations and pronouncements, and endeavor to obtain all necessary approvals from applicable Chinese regulatory agencies.  The Company believes it is in compliance in all material respects with existing applicable statutes and government regulations affecting its business and operations.

Research and Development

For the year ended December 31, 2011, the Company did not conduct any research or development activities.  The Company does not anticipate conducting such activities in the near future.

Seasonality

In general, there is no seasonal nature in our business.

Patents, trademarks, franchises, concessions, royalty agreements or labor contracts

The Company does not own any copyrights, franchises, concessions, royalty agreements, or labor contracts.

The Company has applied for certain patent and trademark. The legal costs associated with serving and protecting patent and trademark are being capitalized and will be amortized over its estimated useful life.

Employees

As of December 31, 2011, the Company had two employees.  As its business activities increase in size, the Company may need to hire additional employees.  None of the Company’s employees are covered by collective bargaining agreements.  We believe our relationships with employees to be satisfactory.

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

Risks Related to the Company’s Business

We have incurred net losses in the past and may incur losses in the future.

We have incurred operating losses since our inception. As a result, at December 31, 2012 we had an accumulated deficit of $910,722.  Our revenues from continuing operations for the years ended December 31, 2011 and 2010 were $128,643 and $5,932, respectively.  There is no assurance that we can achieve profitability.

We have a limited operating history, which may make it difficult for you to evaluate our business and prospects.

We began our current business operations in 2010.  Our limited operating history may not provide a meaningful basis for you to evaluate our business, financial performance and prospects.  As a young company, we are subject to all of the risks associated with a new business enterprise.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by new business endeavors.  We do not have a significant operating history which would provide you with meaningful information about our future operations.

We are dependent on limited number of clients to generate revenues.  The loss of our clients’ business could result in a total lack of revenues unless we are able to continually attract additional clients.

Currently, the number of our clients is limited.  If there were a material business disruption in any of those clients, we would likely lose a substantial amount of revenues.  We intend to seek new and additional clients.  With minimal clientele and no long-term arrangements or agreements with those clients, our future operations could be seriously affected especially if we fail to continue to secure additional and new clients.  This could result in a total lack of revenues and would negatively impact our cash flows.

We generally do not have long-term contracts with our clients.

Our clients typically hire us on a project-by-project basis. Moreover, they generally have the right to terminate their relationships with us without penalty and with relatively short or no notice.  Once a project is completed there is no assurance that a client will engage us for further services.  The termination of our business relationships with any of our significant clients, or a material reduction in the use of our services by any of our significant clients, could adversely affect our future business, operating results and financial condition.

The impact of worldwide economic and business conditions, including the resulting effect on advertising budgets as the same are being reallocated to Internet marketing, may adversely affect our business, operating results and financial condition.

Our performance is subject to worldwide economic conditions and their impact on levels of advertising. In addition, the marketing budgets that have been traditionally invested in mediums such as print and television media are now being reallocated to Internet marketing, our existing and potential clients may no longer consider investment in our marketing solutions a necessity, or may reduce their advertising budgets in television. Historically, economic downturns have resulted in overall reductions in advertising spending.  In particular, television marketing advertising solutions may be viewed by some of our existing and potential clients as a lower priority and may be among the expenditures to be reduced first as a result of unfavorable economic conditions.  These developments could have an adverse effect on our business, operating results and financial condition.

We will require additional financing in the future, but such financing may not be available to us.

We will require additional capital to continue our operations.  To date, our revenues from operations have not generated cash flow sufficient to finance our operations and growth.  As a result, we have since our inception sought financing and we will likely continue to require additional financing in the future.  If adequate funds are not available on acceptable terms, we may be unable to fund the operation of our business. As a result, we would likely be forced to dramatically alter or cease our operations.

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

We face significant competition, and if we do not compete successfully, our profits may decline.

As a small business in the advertising industry, we face significant competition.  We compete for advertisers primarily on the basis of network size and coverage, location, price, program quality, the range of services offered and brand recognition.  We compete for advertising dollars spent in the television advertising sector.  We also compete for overall advertising spending with other alternative advertising media, such as Internet, street facilities, billboard and public transport advertising, and with other traditional advertising media such as newspapers, magazines and radio.

Significant competition could reduce our operating margins and profitability and could have an adverse effect on our business, operating results and financial condition.  Even though we have entered a long-term exclusive agreement with Lotus TV, our competitors generally have significantly larger advertising networks than we do, which gives them an ability to reach a larger number of potential consumers.  There is no assurance that we will be able to successfully compete against new or existing competitors, and failure to compete may have an adverse effect on our business, operating results and financial condition.

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

Risks Related to Doing Business in Macau

Our business operations may be adversely affected by the changing political and economic policies in Macau.

Considerable portions of our assets are located in Macau, and a considerable portion of our revenues are expected to derive from our operations in Macau.  The Macau government exerts substantial influence and control over the manner in which we must conduct our business activities.  Our ability to operate in Macau may be adversely affected by changes in Macau laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters.  As a result, changes in the political and economic policies of the Macau government could have a significant impact on the results of our operations and financial condition.

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

•

Enforce, in a court in Macau, judgments of U.S. courts based on the civil liability provisions of the U.S. federal securities laws; and

•

Bring an original action in a court in Macau to enforce liabilities against us or any of our executive officers and directors based upon the U.S. federal securities laws.

Fluctuations in the exchange rate between the Hong Kong dollar and the United States dollar may bring down our operating income.

The functional currency of our operations in Macau is the Hong Kong dollar.  Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results.  During the years ended December 31, 2012 and 2011 and through this date, there has been little fluctuation in exchange rates between Hong Kong dollars and US dollars.  However, future fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Any significant fluctuations in the exchange rate between the Hong Kong dollar and the United States dollar may bring down our operating income and lower our stock price.  We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

Risks Related to the Company’s Securities

Management exercises significant control over matters requiring shareholder approval which may result in the delay or prevention of a change in our control.

Dicky Cheung, our President and CEO, currently beneficially owns 90,693,454 shares, or approximately 30.02%, of our outstanding common stock.  Accordingly, he could significantly influence us on matters submitted to the stockholders for approval.  These matters include the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control that might otherwise be beneficial to our other stockholders.  His interests may differ from the interests of our other shareholders.

Our stock is very thinly traded, and the price has been extremely volatile and may continue to fluctuate significantly, which may make it more difficult for you to resell shares when you want at prices you find attractive.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock has been quoted on the OTC Bulletin Board under the symbol "COFI" since December 27, 2005.

The Company’s common stock has traded infrequently on the OTC Bulletin Board, which limits its ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the quotations for the high and low bid prices as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board for the periods indicated.  The quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	High	Low
Year ended December 31, 2011:
First quarter	$0.01	$0.01
Second quarter	$0.01	$0.01
Third quarter	$3.00	$0.01
Fourth quarter	$3.00	$0.01

Year ended December 31, 2010:
First quarter	$0.02	$0.01
Second quarter	$0.02	$0.02
Third quarter	$0.05	$0.02
Fourth quarter	$0.01	$0.01

The last reported trade was on March 1, 2012 with a quote price of $1.01 per share.

Holders

As of March 27, 2012, the Company had approximately 58 holders of record of its common stock.

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

Recent Sales of Unregistered Securities

On December 22, 2008, the Company issued an aggregate of 2,000,000 shares of the Company's common stock at a price of $1.50 per share to 16 investors for an aggregate consideration of $3,000,000 in cash.

On May 3, 2011, the Company entered into a Securities Purchase Agreement with 16 investors in a private placement. Pursuant to the agreement, the Company issued and investors purchased an aggregate of 300 million shares of the Company’s common stock, at a price of $0.03 per share, for an aggregate consideration of $9,000,000 in cash.

All shares sold as described above were unregistered under the Securities Act of 1933, as amended. The shares were issued in reliance upon exemptions from registration provided by Regulation S and/or Section 4(2) promulgated under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or any affiliated entity during the year ended December 31, 2011.

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

Overview

Until November 30, 2010, the Company’s main business was processing and distribution of mineral products, primarily graphite products, in China. Despite the efforts it had made, the Company’s sales did not grow as much as the Company had expected.  Because it was more and more difficult to carry out its graphite business, on November 18, 2010, the Company entered into a share purchase agreement with China Minerals International Ltd., by which the Company sold its 51.6% equity interest in Moderation Ltd. for $16 million Hong Kong dollars, approximately $2.06 million in cash, to China Mineral. The transaction was closed on November 30, 2010, and the Company ceased to be a processor and distributor of graphite products.

On August 26, 2010, E&M International Limited (“E&M”), a wholly-owned subsidiary of the Company, entered into an advertising agreement with Macau Lotus Satellite TV Media Limited (“Lotus TV”), pursuant to which Lotus TV authorized E&M as its exclusive agent to operate all of its advertising businesses (“Advertising Rights”).

The term of this agreement is ten years from September 1, 2010 to August 31, 2020.  In consideration for Lotus TV’s grant of the Advertising Rights, E&M agreed to pay Lotus TV a fixed fee on an annual basis regardless of the total amount of revenues generated from the advertising business to be received by E&M.  Under the agreement, E&M paid Lotus TV an initial annual fee of HK$1,000,000 (approximately US$128,900) for the first year of the agreement, which will increase at 10% every year for the following two years.

E&M also agreed to extend to Lotus TV, interest free, a credit facility consisting of a series of loans totaling a minimum of US$10 million over a period of ten years. The terms of each loan and the increase of the annual fee after the first three years of the agreement will be negotiated by the parties depending on Lotus TV’s financial needs and the amount of advertising revenues generated.  As of December 31, 2011, the Company has loaned Lotus TV approximately $8.95 million under this agreement.

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

Results of Operations

For the Year ended December 31, 2011 Compared to 2010

Revenue

For the year ended December 31, 2011, the revenue from the Company’s continuing operations was $128,643, as compared to $5,932 for the prior year.  On November 30, 2010 the Company sold its 51.6% equity interest in Moderation Limited, which in turn, owned 100% of Liaoning Sinorth Resources Co., Ltd.  The Company recognized a gain of $408,467 on the sale of the subsidiary.

Operating expenses

Operating expenses for the year ended December 31, 2011 were $622,345, as compared to $145,034 for the same period of fiscal 2010.  The increase in operating expenses was primarily due to accrual of annual license fees to Lotus TV and amortization of the advertising rights asset.

Other income (expenses)

Our total other income (expense) for the year ended December 31, 2011 was $(41,467), which consisted of interest income of $223,247 and unrealized loss on gold bullion investments of $264,714.   For the same period of fiscal 2010, the other income (expenses) was $2,910, which consisted of interest income.

Discontinued Operations

The Company recognized losses from the discontinued operations of Moderation, Ltd, which was disposed of on November 30, 2010, for the year ended December 31, 2010 of $(211,298).  Net sales for the year ended December 31, 2010 were $2,998,507. Cost of sales for the year ended December 31, 2010 was $2,883,336.  Operating expenses were $384,490.  Losses from discontinued operations allocated to the non-controlling interest were $102,269 in 2010.

Net income (loss)

For the year ended December 31, 2011, the Company had a net loss of $535,170 attributed to common stockholders, or $0.00 per share, as compared to a net income of $163,246, or $0.08 per share, for the same period of 2010.

Liquidity and Capital Resources

At December 31, 2011, the Company had cash balance of $250,167.  For the year ended December 31, 2011, the operating activities of the Company used net cash of $406,687, as compared to net cash provided by the operating activities $277,434 for the prior year. The decrease in 2011 operating cash flows was primarily from the current year net loss of ($535,170) and an increase in prepaid expense ($173,772), partially offset by non-cash expenses totaling $398,444 of depreciation, amortization, and unrealized loss on investments.

Net cash used by investing activities amounted to $8,558,204 for the year ended December 31, 2011 compared to $892,061 for 2010.  This 2011 increase was primarily due to issuances of funds to Lotus TV to totaling approximately $7.0 million and investments in gold bullion of $2.6 million, which were offset by net amounts paid by director of$275,223 on behalf of the Company to purchase gold bullion and proceeds of $790,754 received from prior year note related Moderation sale. The 2010 amount pertains to purchase of property, plant and equipment, and funds issued to Lotus TV under note arrangements, offset by note proceeds and cash from Moderation sale.

For the year ended December 31, 2011, the cash provided by financing activities was $9,000,000, which was from issuance of 300 million shares of the Company’s common stock in a private placement.  During the same period of 2010, there were no financing activities.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Certified Public Accounting Firm

To The Board of Directors of

Credit One Financial, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Credit One Financial, Inc., and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credit One Financial, Inc. and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss, Krusick & Associates, LLC

Winter Park, Florida

March 27, 2012

CREDIT ONE FINANCIAL, INC.

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$250,167	$241,125
Notes receivable from related party	-	790,754
Investment in gold bullion	2,312,683	-
Prepaid expenses and other current assets	173,772	-
Total current assets	2,736,622	1,031,879

Property, Plant and Equipment
Furniture and fixtures	6,556	1,374
Less: Accumulated depreciation	(2,331)	(793)
Total Property, Plant and Equipment	4,225	581

Trademark, net	21,824	-
Note receivable	4,487,907	916,783
Intangible assets, net of accumulated amortization of $360,212 and $4,357	4,335,309	1,010,907

Total Assets	$11,585,887	$2,960,150

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$49,421	$145,606
Advance from officer	275,223	-
Total current liabilities	324,644	145,606

Shareholders’ equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 302,155,623 and 2,155,623 shares issued and outstanding as of December 31, 2011 and 2010, respectively	302,156	2,156
Additional paid-in capital	11,893,303	3,193,303
Accumulated deficit	(910,722)	(375,552)
Currency translation adjustment	(23,494)	(5,363)
Total shareholders’ equity	11,261,243	2,814,544

Total Liabilities and Shareholders’ Equity	$11,585,887	$2,960,150

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2011	2010
Revenue
Advertising Revenue	$123,504	$5,932
TV Program	5,139	-
Total revenue	128,643	5,932
Operating Expenses
Selling, general and administrative	622,346	145,034
Total operating expenses	622,346	145,034

Loss from operations	(493,703)	(139,102)
Other Income (Expenses)
Interest income	223,247	2,910
Unrealized loss on investment	(264,714)	-
Total other income (expenses)	(41,467)	2,910

Net Loss from Continuing Operations Before Income Taxes	(535,170)	(136,192)

Income Tax Provision	-	-
Net Loss From Continuing Operations	$(535,170)	$(136,192)
Loss per share from continuing operations
Basic and Diluted	$(0.00)	$(0.06)
Discontinued Operations:
Loss from operations of discontinued Moderation Ltd.	-	(211,298)
Gain on disposal	-	408,467
Income tax provision	-	-
	-	197,169
Net Income (loss)	$(535,170)	$60,977
Basic and Diluted	$(0.00)	$0.09

Loss Attributed to Non-Controlling Interest in Subsidiary	-	(102,269)

Income (loss) Attributed to Common Stockholders	$(535,170)	$163,246

Income (loss) Per Share:
Basic and Diluted	$(0.00)	$0.08

Weighted Average Number of Shares:	302,155,623	2,155,623

Net income (loss)	$(535,170)	$60,977

Currency translation adjustment	(18,131)	(5,363)

Comprehensive income (loss)	$(553,301)	$55,614

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

For the Years Ended December 31, 2011 and 2010

						Non-
			Additional		Currency	Controlling	Total
	Common Shares		Paid in	Accumulated	Translation	Interest in	Stockholders’
	Number	Amount	Capital	Deficit	Adjustment	Subsidiary	Equity
Balance at December 31, 2009	2,155,623	$2,156	$3,193,303	$(538,768)	$-	$1,710,647	$4,367,338

Sale of interest in Moderation Ltd.	-	-	-	-	-	(1,608,378)	(1,608,378)
Currency translation adjustment	-	-	-	-	(5,363)	-	(5,363)
Loss for the year ended December 31, 2010		-	-	163,216	-	(102,269)	60,947
Balance at December 31, 2010	2,155,623	2,156	3,193,303	(375,552)	(5,363)	-	2,814,544

Issuance of common stock	300,000,000	300,000	8,700,000	-	-	-	9,000,000
Currency translation adjustment	-	-	-	-	(18,131)	-	(18,131)
loss for the year ended December 31, 2011	-	-	-	(535,170)	-		(535,170)
Balance at December 31, 2011	302,155,623	$302,156	$11,893,303	$(910,722)	$(23,494)	$-	$11,261,243

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2010 and 2009

	2011	2010
Cash Flows from Operating Activities:
Net Income (loss)	$(535,170)	$60,977
Adjustments to reconcile net loss to net
cash used in operating activities:
Acretion of interest on note receivable	(223,661)	(2,910)
Amortization of intangible asset	355,850	4,357
Depreciation	1,538	122,352
Gain on sale of Moderation Ltd.	-	(408,467)
Unrealized loss on investment	264,714	-
Changes in operating assets and liabilities:
Accounts receivable	-	426,535
Inventories	-	814,066
Prepaid expenses and other current assets	(173,772)	(727,777)
Accounts payable and accrued expenses	(96,185)	(61,699)
Cash provided by (used) in operating activities	(406,686)	227,434

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(5,182)	(390,028)
Investment in note receivable	(7,019,778)	(1,928,839)
Payments received on notes	790,754	338,209
Investment in gold bullion	(2,577,397)	-
Change in amount due to director for gold investment	275,223	-
Investment in trademark	(21,824)	-
Sale of interest in Moderation Ltd, net of cash transferred of $968,909	-	1,088,597
Cash used in investing activities	(8,558,204)	(892,061)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	9,000,000	-
Cash provided by financing activities	9,000,000	-

Impact of foreign currency on cash	(26,068)	(76,563)
Net increase (decrease) in cash and cash equivalents	9,042	(741,190)

Cash and Cash Equivalents, Beginning	241,125	982,315

Cash and Cash Equivalents, Ending	$250,167	$241,125

Supplemental Cash Flow Information:
Cash Payments For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Investing Activities:
Conversion of account receivable to note receivable	$-	$239,019

Conversion of prepaid expenses to notes receivable	$-	$746,480

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

Notes to Consolidated Financial Statements

December 31, 2011

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

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately $414,498 in U.S. net operating loss carry-forwards and $496,223 in Macau net operating loss carry-forwards as of December 31, 2011, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income from operations in the United States of America will be realized during the applicable carry-forward periods.  The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

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

As of December 31, 2011, the Company maintained $225,138 in foreign bank accounts not subject to FDIC coverage.  The remaining balance of $25,029 at December 31, 2011 was maintained in a domestic bank account and fully insured by FDIC.

Investment in Gold Bullion

The Company invests in gold bullion. As a precious metal, the investment in gold bullion is stated its monetary fair value as determined by the Chinese Gold & Silver Exchange Society. Any adjustments to the fair value of the investments are recorded in unrealized gain or loss on the accompanying consolidated statements of operations and comprehensive income (loss).

Foreign Currency

The Company reports it financial position and results of operations in U.S. dollars.  For its subsidiaries that have functional currencies that are foreign currencies, the elements of the financial statements are translated by using a current exchange rate.  For assets and liabilities, the exchange rate at the balance sheet date is used and for revenues, expenses, gains, and losses, the exchange rate at the dates on which those elements are recognized is used.  Transaction adjustments result from the process of translating the subsidiaries’ financial statements into US dollars and are not included in determining net income, but are reported in other comprehensive income.  There was currency translation adjustment of $18,131 and $5,363 as of December 31, 2011 and 2010, respectively.

Foreign currency transactions are transactions denominated in a currency other than the entity's functional currency.  At the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the recording entity are adjusted to reflect the current exchange rate, with any resulting differences reported in the current period statement of operations. For the years ended December 31, 2011 and 2010, the Company recognized no foreign currency exchange losses in the consolidated statements of operations.

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

Exclusive Advertising Rights

Exclusive advertising rights represent costs for exclusive rights to advertise on Macau Lotus Satellite TV Media Limited’s (“Lotus”) network. The costs were determined as the difference between the face value of non-interest bearing notes receivable from Lotus and the present value of the notes receivable at the time of issuance. This intangible asset is being amortized over the remaining life of the rights, which expire August 31, 2020.

Trademark

Legal costs associated with serving and protecting trademark are being capitalized and will be amortized over its estimated useful life.

Imputed Interest

In 2010 and 2011, the Company issued non-interest bearing notes receivable which mature in 2020.  The notes receivable were recorded at issuance at its present value using an effective interest rate of 8%, which was the Company’s stated rate on another note receivable.  At the balance sheet date, the notes are revalued with the change in present value recorded as interest income in the Consolidated Statements of Operations.

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

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at December 31, 2011 and 2010, respectively.

Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11 “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented.  The Company is assessing the impact of ASU 2011-11 on its disclosures.

Reclassifications

Certain amounts reflected in the accompanying financial statements for the year ended December 31, 2010 have been reclassified from previously reported amounts to correspond to the current year presentation..

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

Summarized financial information for discontinued operations is shown below for the years ended December 31, 2011 and 2010, respectively:

	2011	2010

Sales	$ -	$ 2,998,507
Cost of sales	-	(2,883,336)
Gross Profit (loss)	-	115,171
Operating expenses	-	(384,490)
Loss from operations	-	(269,319)
Other income (expenses)	-	58,021
Loss before income taxes	-	(211,298)
Income tax provision (benefit)	-	-
Loss from discontinued operations	$ -	$ (211,298)

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

On June 12, 2011, CEM issued Lotus TV a series of additional loans totaling HK$43,700,000 (US$5,623,255), backed by a non-interest bearing promissory note, due on August 31, 2020. The note receivable was discounted to its estimated fair value of HK$20,831,819 (US$ 2,680,610) using an effective interest rate of 8%. This difference between the face value and the present value of HK$22,868,181 (US$2,942,645) was allocated to the intangible asset captioned Exclusive Advertising Rights.

On August 9, 2011, CEM issued Lotus TV an additional loan HK$4,800,000 (US$614,731), backed by a non-interest bearing promissory note, due on August 31, 2020. The note receivable was discounted to its estimated fair value of HK$2,334,232 (US$ 299,814) using an effective interest rate of 8%. This difference between the face value and the present value of HK$2,465,768 (US$314,917) was allocated to the intangible asset captioned Exclusive Advertising Rights.

An intangible asset captioned Exclusive Advertising Rights has been recorded in the accompanying consolidated balance sheets representing the difference between the face amount of the notes receivable and the respective present values at the time of issuance.  This difference was deemed an asset because the interest-free note was a condition of the exclusive agreement.

A Summary of the notes receivable and intangible asset are as follows:

NOTE RECEIVABLE

		Discounted
	Amount Paid	Note Balance	Note Balance	Note Balance
Date of Note	Lotus TV	At Inception	12/31/2010	12/31/2011
12/17/2010	$ 1,928,839	$ 913,872	$ 916,783	$ 967,444
1/31/2011	780,000	363,279	-	392,395
6/12/2011	5,623,255	2,680,610	-	2,818,486
8/9/2011	616,523	299,814	-	309,582
	$ 8,948,617	$ 4,257,575	$ 916,783	$ 4,487,907

INTANGIBLE ASSET

		Amount	Intangible	Intangible
	Amount Paid	Allocated to	Asset, net	Asset, net
Date of Note	Lotus TV	Intangible Asset	12/31/2010	12/31/2011
12/17/2010	$ 1,928,839	$ 1,014,967	$ 1,010,907	$ 907,347
1/31/2011	780,000	416,721	-	377,149
6/12/2011	5,623,255	2,942,645	-	2,747,651
8/9/2011	616,523	316,709	-	303,162
	$ 8,948,617	$ 4,691,042	$ 1,010,907	$ 4,335,309

Interest income accrued on the notes amounted $223,661 for 2011 and $2,910 for 2010. Amortization of the intangible asset amounted to $335,850 for 2011 and $4,357 for 2010 and in included in selling, general and administrative expenses in the accompanying financial statements.

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

Due to the Company’s accumulated net losses, there was no provision for income taxes. The Company’s effective tax rate for the period ended December 31, 2011 was 0% due to the net operating loss carry-forward.  The Company’s taxes were subject to a full valuation allowance as follows at December 31, 2011 and 2010:

December 31, 2011

Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$414,498	2019 - 2031	$155,976	$(155,976)
Macau	496,223	2013 - 2014	59,547	(59,547)
	$637,721		$215,523	$(215,523)

December 31, 2010

Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$311,649	2019-2030	$124,800	$(124,800)
Macau	43,903	None	5,268	(5,268)
	$375,552		$130,068	$(130,068)

The net deferred tax asset generated by the loss carry-forward has been fully reserved.

The Company has no United States corporate income tax liability as of December 31, 2011 and 2010.

Note 6 – Capital Stock

On April 9, 2010, the Company filed a Certificate of Amendment with the Secretary of State of the State of Florida to increase the authorized number of shares of its common stock from 110,000,000 shares to 500,000,000 shares, with a par value of $0.001 per share. As of December 31, 2011, there were 302,155,623 shares of the Company’s common stock issued and outstanding.

On October 29, 2010, the stockholders of the Company approved an amendment to the Company’s Articles of Incorporation to effect an one-for-fifty reverse stock split of its issued and outstanding common stock, $0.001 par value per share.  The amendment became effective as of December 27, 2010.  All share transactions disclosed in these financial statements give retroactive effect to this 1:50 reverse split.

On May 3, 2011, the Company issued an aggregate of 300 million shares of the Company’s common stock to 16 investors in a private placement at a price of $0.03 per share, for an aggregate consideration of $9,000,000 in cash.

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

The term of this Agreement is 10 years from September 1, 2010 to August 31, 2020. In consideration for Lotus TV’s grant of the Advertising Rights, E&M agrees to pay Lotus TV a fixed annual fee every year (the “Annual Fee”) regardless of the total amount of advertising revenues received by E&M. Under the Agreement, E&M paid Lotus TV an initial Annual Fee of $1,000,000 Hong Kong dollars (approximately US$128,900) for the first year of the Agreement, which Annual Fee will increase at 10% every year for the following two years. The initial annual fee of $128,900 was paid in August 2011, and the

Company accrued $47,197 as payable in the consolidated balance sheet as of December 31, 2011 for the fee due in August 2012.

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

License fee expense for the years ended December 31, 2011 and 2010 were $132,752 and $42,870, respectively, and is included in selling, general and administrative expenses.

Note 8 – Risks and Uncertainties

The Company’s business, financial condition and results of operations could be materially affected by many risks and uncertainties including the following:

As a U.S. based company doing business in Macau, the Company must comply with all Macau laws, rules and regulations, and pronouncements, and endeavor to obtain all necessary approvals from applicable Chinese regulatory authorities.

Fluctuations in the exchange rate between the Hong Kong currency and the U.S. dollar may impact the Company’s operating income.

Note 9 – Related Party Transactions

A director of the Company purchased investments in gold bullion on behalf of the Company in August 2011. Purchases made under this arrangement totaled approximately HKD $20 Million (USD $2.6 Million). HKD $2,137,915 (USD $275,223) remained payable to the director at December 31, 2011 and is non-interest bearing and due on demand.

In May 2011, the Company issued 90 million shares of its common stock, as part of the 300 million issued in a private placement, to a related party of Dicky Cheung, the Company’s president and CEO, in exchange for $2,700,000 in cash.

Note 10 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31, 2011 and 2010.

	December 31, 2011	December 31, 2010
Accounts payable	$2,224	$13,506
License fee payable	47,197	42,870
Deferred revenue	-	71,230
Salary payable	-	18,000
Total	$49,421	$145,606

Note 11 -  Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued.  Per our evaluation there were no significant subsequent events that require disclosure.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Material Weaknesses Addressed in 2011

Based on our evaluation of our internal controls as of December 31, 2010, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were ineffective in enabling the Company to record, process, summarize and report, in a timely manner, the information that the Company is required to disclose in its Exchange Act reports. The material weaknesses the management identified as of December 31, 2010 were described below.

•

Lack of independent directors;

•

Lack of effective policies regarding the general accounting system; and

•

Lack of effective control over financial statement disclosure.

Although management believed that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size, and that these weaknesses did not have an effect on our financial reporting. During 2011, the Company has engaged in the following remediation efforts to ensure that the significant deficiencies do not recur:

(1)

Appoint a new independent director to our Board of Directors who will undertake the oversight in the establishment, reviewing, authorizing and monitoring of  management’s actions (Although there is no requirement that we have any independent directors, we intend to have a majority of independent directors as soon as we are reasonably able to do so);

(2) Hire a new accounting staff and provide additional training on the requirements of the U.S. generally accepted accounting principles to improve their familiarity with those standards, and ensure their proper application of the U.S. GAAP to various financial transactions; and

(2) Conduct additional accounting review and control, and confirm that our financial statements for each period, present fairly, in all material respects, our financial positions, results of operations and cash flows for the periods presented are in conformity with U.S. generally accepted accounting principles.

These remediation efforts have been designed to address the material weaknesses identified and to improve and strengthen the Company’s overall control environment.  The Company believes these actions will prevent significant deficiencies from recurring.

As a result of these improvements and remedial actions, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011 based on the criteria prescribed by COSO and the related guidance provided in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies, issued by COSO.

Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud or deviations, if any, within the Company have been detected.  While we believe that our disclosure controls and procedures and our internal control over financial reporting are effective, in light of the foregoing, we intend to continue to examine and refine our disclosure controls and procedures and our internal control over financial reporting to monitor ongoing developments in this area.

(c) Changes in internal controls over financial reporting

Except for these improvements and remedial actions noted above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because as a smaller reporting company we are not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.  OTHER INFORMATION

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the information about our directors and executive officer:

Name	Age	Positions Held	Director Since

Dicky Cheung	40	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	2007

Xueyi Fan	42	Director	2011

Mr. Dicky Cheung has been the Company's President, Chief Executive Officer, Chief Financial Officer, Secretary and the Director since July 2007.  Mr. Cheung has been the President of Companhhia Internacional Tek Tat Limitada, a privately held company located in Macau, since its formation in 2007. Since 2002, Mr. Cheung has been a self-employed stock and bond investor.

Ms. Fan has been selected as a director of the Company since December 2011.  She is the founder of XYZ Gallery, which makes and markets a variety of paintings and drawings in Beijing, China.  Since 2002, Ms. Fan has been XYZ Gallery’s President, Chief Executive Officer, and Chief Financial Officer.  In 2007, Ms. Fan co-founded Four-Season Matou Space Gallery in Beijing, China, and she has been served as its vice president in Arts and Business Development.

During the past five years, each of Mr. Cheung and Ms. Fan did not hold any directorship in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

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

Board Leadership Structure and Board's Role in Risk Oversight

Mr. Dicky Cheung, our Chief Executive Officer, serves as the Chairman of the Board of Directors. As a result of the size of the Company and only having one executive officer, the Board believes this leadership structure provides the most efficient and effective leadership model for the Company by enhancing the Chairman and Chief Executive Officer’s ability to provide clear insight and direction of business strategies and plans to both the Board and management.

Management is responsible for the day-to-day management of risks the Company faces, while our whole board of directors has responsibility for the oversight of risk management.  In its risk management role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

Because the Company has two board members, the board of directors’ role in overseeing the management of risk we face is conducted primarily through its committees, as discussed in the description of each committee below and as specified in each committee’s respective charter.  The board of directors (or the appropriate board committee in the case of risks that are under the purview of a particular committee) discusses with management potential risk exposures, their potential impact on our company and the steps we take to manage them.  When a board committee is responsible for evaluating and overseeing the management of a particular risk or risks, the committee will report such matters to the full board.  This enables the board of directors and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.

Management provides timely and comprehensive information to the board to support the board’s role in oversight, approval and decision-making. As often as required, the board reviews the Company’s strategy, the key risks affecting strategy, operations, reporting, legal and compliance, the status of those risks, and how those risks are being managed. At present the board has a standing Audit Committee, but the board does not have outstanding Nominating or Compensation Committees.

The board also regularly receives reports from our internal personnel and independent accountants.

Committees of the Board of Directors

The Company does not have nominating, compensation or audit committees of the Board.  The full board conducts the function of an audit committee.

Audit Committee.

Presently, the board of directors acts as the audit committee.  Our board of directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee.  However, the board of directors believes that all members of its board are financially literate and experienced in business matters, and that one or more members of the board are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting;  and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert.  The board believes that its current board is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

Nominating Committee

The full board of directors of the Company functions as a Nominating Committee to select potential directors of the Company.   The board has not specifically designated a separate nominating committee because all members of the board of directors desire to be involved in the selection of any new director.  The board does not have a specific charter to govern its actions as a nominating committee.

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

The Company intends to seek additional qualified independent directors to serve on the board and ultimately form standing audit, nominating and compensation committees.

Director Independence

We are presently not required to comply with the director independence requirements of any securities exchange, which requires that a majority of a company's directors be independent.

Our board of directors has determined that Ms. Xueyi Fan is independent within the applicable rules of the SEC, and that she is also an independent director under Rule 10A-3 of the Exchange Act for the purpose of audit committee membership.

Code of Business Conduct and Ethics

Our Code of Ethics is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and all of our employees. It has been designed to deter wrongdoing and to promote:

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

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth the compensation of the Company's executive officers during the last two fiscal years:

Summary Compensation Table

						Non- Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Dicky Cheung	2011	-	-	-	-	-	-	-	-
CEO,	2010	6,000	-	-	-	-	-	-	6,000
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

Outstanding Equity Awards at Fiscal Year-End

The Company does not have any equity incentive plans. There was no outstanding equity awards at fiscal year ended December 31, 2011.

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

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the common stock beneficially owned as of March 27, 2012 by (i) each of our directors and director nominees; (ii) each of our current Named Executive Officers; and (iii) all current executive officers and directors as a group. There were 302,155,623 shares of our common stock outstanding as of March 27, 2012.   We have no other classes of voting securities outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Dicky Cheung 80 Wall Street, Suite 818 New York, NY 10005	90,693,454	30.02%
Common	All officers and directors as a group(a)	90,693,454	30.02%

Security Ownership of Management

The following table sets forth certain information, as of March 27, 2012, as to each person known by us to own beneficially more than 5% of the outstanding shares of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Dicky Cheung 80 Wall Street, Suite 818 New York, NY 10005	90,693,455	30.02%

Notes:

(1)

Except as otherwise noted herein, percentage is determined on the basis of 302,155,623 shares of the Company’s common stock outstanding plus securities deemed outstanding pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Under Rule 13d-3, a person is deemed to be a beneficial owner of any security owned by certain family members and any security of which that person has the right to acquire beneficial ownership within 60 days, including, without limitation, shares of common stock subject to currently exercisable options.

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

A director of the Company purchased investments in gold bullion on behalf of the Company in August 2011. Purchases made under this arrangement totaled approximately HKD $20 Million (USD $2.6 Million). HKD $2,137,915 (USD $275,223) remained payable to the director at December 31, 2011 and is non-interest bearing and due on demand.

In May 2011, the Company issued 90 million shares of its common stock as part of the 300 million issued in the private placement to a related party of Dicky Cheung, the Company’s president and CEO, in exchange for $2,700,000 in cash.

Procedures for Approval of Transactions with Related Persons

All transactions involving related persons are to be presented to and assessed by the independent members of the board of directors.  Related persons include the Company’s directors and executive officers, immediate family members of the directors and executive officers, and certain large security holders and their family members.  If the determination is made that a related person has or may have a material direct or indirect interest in any Company transaction and that the amount involved equals or exceeds $120,000, the Company’s independent directors will review, approve and ratify the transaction, if appropriate, and the transaction will be disclosed if required under SEC rules. If the related party at issue is a director of the Company or a family member of a director, then that director will not participate in the relevant discussion and review.

Information considered in evaluating such transactions include the nature of the related person’s interest in the transaction, the material terms of the transaction, the importance of the transaction to the Company and the related person, whether the transaction is on terms no less favorable to the Company than those available with other parties, whether the transaction would impair the judgment of a director or an executive officer to act in the best interests of the Company, and any other matters that management or the independent directors deem appropriate.

Parents

Not Applicable.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Moss, Krusick and Associates, LLC (“Moss Krusick”) for professional services rendered for the fiscal years ended December 31, 2011 and 2010:

Fee Category	2011	2010
Audit Fees	$67,090	$66,381
Audit-Related Fees	-	-
Tax Fees	2,255	2,950

Total Fees	$69,345	$69,331

(1)  Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements included in our Form 10-Q.

(2)  Audit related fees.  None.

(3)  Tax fees.   Tax return preparation.

(4)   All other fees.   None.

(5)   Pre-Approval Policies

The Company does not have an audit committee at present. Our Board of Directors has reviewed and discussed with Moss Krusick the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2011 fiscal year. Our Board has also discussed with Moss Krusick the matters required to be discussed pursuant to Public Company Accounting Oversight Board Standards and to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

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

101.

INS    XBRL Instance Document

101.

SCH   XBRL Taxonomy Extension Schema Document

101.

CAL   XBRL Taxonomy Extension Calculation Linkbase Document

101.

LAB   XBRL Taxonomy Extension Label Linkbase Document

 101.

PRE   XBRL Taxonomy Extension Presentation Linkbase Document

 101.

DEF   XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDIT ONE FINANCIAL, INC.

By: /s/ Dicky Cheung

Dicky Cheung

President & CEO

(Principal Executive Officer and Principal Financial Officer)

Date:  March 29, 2012

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dicky Cheung

Dicky Cheung

President & CEO

(Principal Executive Officer and Principal Financial Officer)                Date:  March 29, 2012

By: /s/ Xueyi Fan

Xueyi Fan, Director                                                                                 Date:  March 29, 2012