Form 10-K/A
period 2011-12-31
CREDIT ONE FINANCIAL INC
filed 2012-04-24
CIK 1201135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission on March 30, 2012 (the "Original Filing").

The purpose we are filing this Amendment is to add XBRL exhibits, which were failed to attach to the Original Filing. Except as set forth in the immediately preceding sentence, this Amendment does not alter or restate any of the information set forth in the Original Filing.

This Amendment continues to speak as of the date of the Form 10-K filed on March 30, 2012 and we have not updated the disclosures contained herein to reflect events that have occurred since the filing of the Original Filing.

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

Date:  April 23, 2012

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dicky Cheung

Dicky Cheung

President & CEO

(Principal Executive Officer and Principal Financial Officer)                Date:  April 23, 2012

By: /s/ Xueyi Fan

Xueyi Fan, Director                                                                                 Date:  April 23, 2012