Form 10-Q
period 2012-03-31
CREDIT ONE FINANCIAL INC
filed 2012-05-14
CIK 1201135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  302,155,623 shares of common stock, par value $0.001, as of May 11, 2012.

Item 1.    Financial Statements

CREDIT ONE FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$362,032	$250,167
Investment in gold bullion	2,472,995	2,312,683
Prepaid expenses and other current assets	173,870	173,772
Total Current Assets	3,008,897	2,736,622

Property, Plant and Equipment
Furniture and fixture, net of accumulated depreciation of $2,822 and $2,331, respectively	3,734	4,225
Total Property, Plant and Equipment	3,734	4,225

Trademark, net	25,488	21,824
Other receivable	1,486	-
Note receivable	4,580,859	4,487,907
Intangible assets, net of accumulated amortization of $485,544 and $360,212, respectively	4,212,638	4,335,309

Total Assets	$11,833,102	$11,585,887

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$97,793	$49,421
Advance from officer	275,379	275,223
Deferred revenue	86,935	-
Total Current Liabilities	460,107	324,644

Stockholders' Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 302,155,623 shares issued
and outstanding at March 31, 2012 and December 31, 2011, respectively	302,156	302,156
Additional paid-in capital	11,893,303	11,893,303
Accumulated deficit	(805,267)	(910,722)
Currency translation adjustment	(17,197)	(23,494)
Total Stockholders' Equity	11,372,995	11,261,243

Total Liabilities and Stockholders' Equity	$11,833,102	$11,585,887

See accompanying notes to the consolidated financial statements

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three-Months Ended March 31,
	2012	2011
Revenue
Advertising Revenue	$56,055	$23,886
TV Program	-	-
	56,055	23,886
Operating Expenses
Selling, general and administrative	200,147	125,851
Total operating expenses	200,147	125,851

Loss From Operations	(144,092)	(101,965)

Other Income (Expenses)
Interest income	90,460	23,178
Unrealized gain on investment	159,087	-
Total other income (expense)	249,547	23,178

Net Income (Loss) Before Income Taxes	105,455	(78,787)

Income Tax Provision	-	-

Net Income (Loss)	$ 105,455	$ (78,787)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	6,297	(2,434)
	6,297	(2,434)
Total Comprehensive Income (Loss)	$ 111,752	$ (81,221)
Income (Loss) Per Share:
Basic and Diluted	$0.00	$(0.04)

Weighted Average Number of Shares:	302,155,623	2,155,623

See accompanying notes to the consolidated financial statements

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$105,455	$(78,787)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Acretion of interest on note receivable	(90,458)	-
Amortization of intangible asset	125,195	-
Depreciation and amortization	491	11,222
Unrealized gain on investment	(159,087)	-
Changes in operating assets and liabilities:
Other receivable	(1,486)	-
Prepaid expenses and other current assets	(98)	-
Account payable and accrued expenses	48,372	53,788
Deferred revenue	86,935	(17,896)
Cash provided (used ) by operating activities	115,319	(31,673)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in note receivable	-	(780,000)
Payments received on notes receivable	-	790,754
Change in amount due to director for gold investment	156	-
Investment in trademark	(3,664)	-
Cash provided (used) by investing activities	(3,508)	10,754

Impact of Exchange Rate on Cash and Cash Equivalents	54	(1,374)

Net Increase (Decrease) in Cash and Cash Equivalents	111,865	(22,293)

Cash and Cash Equivalents, Beginning	250,167	241,125

Cash and Cash Equivalents, Ending	$362,032	$218,832

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Paid for Interest	$-	$-
Cash Paid for Income Taxes	$-	$-

See accompanying notes to the consolidated financial statements

CREDIT ONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2012

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

Basis of presentation

The accompanying interim consolidated financial statements for the three months ended March 31, 2012 and 2011 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These consolidated financial statements should be read in conjunction with the information filed as part of the Company’s 2011 Annual Report on Form 10-K, which was filed on March 30, 2012.

Consolidation Scope and Principles of Consolidation

The consolidated financial statements presented the financial position and the results of operations of Credit One Financial, Inc. and its 100% owned subsidiary, CEM International Ltd.

All significant intercompany transactions and balances have been eliminated in consolidation.

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately $437,692 in U.S. net operating loss carry-forwards and $367,574 in Macau net operating loss carry-forwards as of March 31, 2012, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income from operations in the United States of America will be realized during the applicable carry-forward periods.  The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

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

As of March 31, 2012, the Company maintained $346,779 in foreign bank accounts not subject to FDIC coverage.  The remaining balance of $15,253 at March 31, 2012 was maintained in a domestic bank account and fully insured by FDIC.

Investment in Gold Bullion

The Company invests in gold bullion. As a precious metal, the investment in gold bullion is stated its monetary fair value as determined by the Chinese Gold & Silver Exchange Society. Any adjustments to the fair value of the investments are recorded in unrealized gain or loss on the accompanying consolidated statements of operations and comprehensive income (loss).

Foreign Currency

The Company reports it financial position and results of operations in U.S. dollars.  For its subsidiaries that have functional currencies that are foreign currencies, the elements of the financial statements are translated by using a current exchange rate.  For assets and liabilities, the exchange rate at the balance sheet date is used and for revenues, expenses, gains, and losses, the exchange rate at the dates on which those elements are recognized is used.  Transaction adjustments result from the process of translating the subsidiaries’ financial statements into US dollars and are not included in determining net income, but are reported in other comprehensive income.  There was currency translation adjustment of $6,297 and $(2,434) for the three months ended March 31, 2012 and 2011, respectively.

Foreign currency transactions are transactions denominated in a currency other than the entity's functional currency.  At the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the recording entity are adjusted to reflect the current exchange rate, with any resulting differences reported in the current period statement of operations. For the three months ended March 31, 2012 and 2011, the Company recognized no foreign currency exchange losses in the consolidated statements of operations.

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

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at March 31, 2012 and 2011, respectively.

Recently Issued Accounting Standards

In June 2011, the FASB issued ASU 2011-5 Statement of Comprehensive Income. The new guidance requires companies to present net income and comprehensive income in one continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted ASU 2011-5 on a retrospective basis, effective January 1, 2012, presenting comprehensive income in one continuous statement of comprehensive income. As the ASU addressed only disclosure requirements, adoption of ASU 2011-5 did not have a material impact on the Company's financial position, results of operations, or cash flows.

Reclassifications

Certain amounts reflected in the accompanying financial statements for the three month ended March 31, 2011 have been reclassified from previously reported amounts to correspond to the current year presentation.

Note 3 - Note Receivable and Exclusive Advertising Rights Asset

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

A Summary of the notes receivable and intangible asset are as follows:

NOTE RECEIVABLE

		Discounted
	Amount Paid	Note Balance	Note Balance	Note Balance
Date of Note	Lotus TV	At Inception	12/31/2011	3/31/2012
12/17/2010	$ 1,928,839	$ 913,872	$ 967,444	$ 986,944
1/31/2011	780,000	363,279	392,395	400,304
6/12/2011	5,623,255	2,680,610	2,818,486	2,875,295
8/9/2011	616,523	299,814	309,582	318,316
	$ 8,948,617	$ 4,257,575	$ 4,487,907	$ 4,580,859

INTANGIBLE ASSET

		Amount	Intangible	Intangible
	Amount Paid	Allocated to	Asset, net	Asset, net
Date of Note	Lotus TV	Intangible Asset	12/31/2011	3/31/2012
12/17/2010	$ 1,928,839	$ 1,014,967	$ 907,347	$ 881,151
1/31/2011	780,000	416,721	377,149	366,222
6/12/2011	5,623,255	2,942,645	2,747,651	2,668,363
8/9/2011	616,523	316,709	303,162	296,902
	$ 8,948,617	$ 4,691,042	$ 4,335,309	$ 4,212,638

Interest income accrued on the notes amounted $90,458 during the three months ended March 31, 2012. Amortization of the intangible asset amounted to $125,195 during the three months ended March 31, 2012, and included in selling, general and administrative expenses in the accompanying financial statements.

Note 4 – Income Taxes

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

Due to the Company’s accumulated net losses, there was no provision for income taxes. The Company’s effective tax rate for the period ended March 31, 2012 was 0% due to the net operating loss carry-forward.  The Company’s taxes were subject to a full valuation allowance as follows at December 31, 2011 and 2010:

March 31, 2012
Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$437,693	2019 - 2031	$164,703	$(164,703)
Macau	367,574	2013 - 2014	44,109	(44,109)
	$805,267		$208,812	$(208,812)

December 31, 2011
Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$414,499	2019 - 2031	$155,976	$(155,976)
Macau	496,223	2013 - 2014	59,547	(59,547)
	$910,722		$215,523	$(215,523)

The net deferred tax asset generated by the loss carry-forward has been fully reserved.

The Company has no United States corporate income tax liability as of March 31, 2012 and 2011.

Note 5 – Capital Stock

On April 9, 2010, the Company filed a Certificate of Amendment with the Secretary of State of the State of Florida to increase the authorized number of shares of its common stock from 110,000,000 shares to 500,000,000 shares, with a par value of $0.001 per share. As of March 31, 2012, there were 302,155,623 shares of the Company’s common stock issued and outstanding.

On May 3, 2011, the Company issued an aggregate of 300 million shares of the Company’s common stock to 16 investors in a private placement at a price of $0.03 per share, for an aggregate consideration of $9,000,000 in cash.

Note 6 - Commitments and Contingencies

On August 26, 2010, E&M (name changed to CEM International Ltd on September 16, 2010) entered into an Advertising Agreement (the “Agreement”) with Macau Lotus Satellite TV Media Limited (“Lotus TV”), pursuant to which Lotus TV authorizes E&M as its exclusive agent to operate all of its advertising businesses, and to be entitled to all the revenues generated therefrom (“Advertising Rights”).

The term of this Agreement is 10 years from September 1, 2010 to August 31, 2020. In consideration for Lotus TV’s grant of the Advertising Rights, E&M agrees to pay Lotus TV a fixed annual fee every year (the “Annual Fee”) regardless of the total amount of advertising revenues received by E&M. Under the Agreement, E&M paid Lotus TV an initial Annual Fee of $1,000,000 Hong Kong dollars (approximately US$128,900) for the first year of the Agreement, which Annual Fee will increase at 10% every year for the following two years. The initial annual fee of $128,900 was paid in August 2011, and the Company accrued $82,642 as payable in the consolidated balance sheet as of March 31, 2012 for the fee due in August 2012.

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

License fee expense for the three months ended March 31, 2012 and 2011 were $35,437 and $32,106, respectively, and is included in selling, general and administrative expenses.

Note 7 – Risks and Uncertainties

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

Note 8 – Related Party Transactions

A director of the Company purchased investments in gold bullion on behalf of the Company in August 2011. Purchases made under this arrangement totaled approximately HKD $20 Million (USD $2.6 Million). HKD $2,137,915 (USD $275,379) remained payable to the director at March 31, 2012 and is non-interest bearing and due on demand.

In May 2011, the Company issued 90 million shares of its common stock, as part of the 300 million issued in a private placement, to a related party of Dicky Cheung, the Company’s president and CEO, in exchange for $2,700,000 in cash.

Note 10 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31, 2011 and 2010.

	March 31, 2012	December 31, 2011
Accounts payable	$15,151	$2,224
License fee payable	82,642	47,197
Total	$97,793	$49,421

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

E&M also agreed to extend to Lotus TV, interest free, a credit facility consisting of a series of loans totaling a minimum of US$10 million over a period of ten years. The terms of each loan and the increase of the annual fee after the first three years of the agreement will be negotiated by the parties depending on Lotus TV’s financial needs and the amount of advertising revenues generated.  As of March 31, 2011, the Company has loaned Lotus TV approximately $8.95 million under this agreement.

On September 16, 2010, the name of E&M was changed to CEM International Ltd.

Results of Operations

For the Three Months ended March 31, 2012 Compared to 2011

Revenue

For the three months ended March 31, 2012, the Company generated revenue of $56,055, as compared to $23,886 for the same period of the previous year.

Operating expenses

Operating expenses for the three months ended March 31, 2012 were $200,147, as compared to $125,851 for the same period of fiscal 2011.  The increase in operating expenses was primarily due to accrual of annual license fees to Lotus TV and amortization of the advertising rights asset.

Other income (expenses)

Our total other income for the three months ended March 31, 2012 was $249,547, which consisted of interest income of $90,460 and unrealized gain on gold bullion investments of $159,087.  For the same period of fiscal 2011, the other income was $23,178, which consisted of interest income.

Net income (loss)

For the three months ended March 31, 2012, the Company had a net income of $105,455, or $0.00 per share, as compared to a net loss of $78,787, or $0.04 per share, for the same period of 2011.

Liquidity and Capital Resources

At March 31, 2012, the Company had cash balance of $362,032.  For the three months ended March 31, 2012, the operating activities of the Company provided net cash of $471,170, as compared to net cash used by the operating activities $31,673 for the same period of the prior year. The increase in 2012 operating cash flows was primarily from the current year net income of $105,455 and an increase in accounts payable and accrued expenses of $48,372, increase in deferred revenue of $86,935, prepaid expense ($98), partially offset by non-cash charges totaling $123,859 of depreciation, amortization, and unrealized gain on investments.

Net cash used in investing activities for the three months ended March 31, 2012 amounted to $3,508 compared to $10,754 of net cash provided for the same period of 2011.  This 2012 amount pertains primarily to investments in trademark. The 2011 amount was primarily due to decrease in amount of investment in note receivable ($780,000), offset by payments received on note receivable of $790,754.

For the three months ended March 31, 2012 and 2011, there were no financing activities.

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

Item 4T.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2012, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.

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

Item 4. Mine Safety Disclosures

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

     101. SCH   XBRL Taxonomy Extension Schema Document

     101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document

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

May 11, 2012