Form 10-Q/A
period 2012-06-30
CREDIT ONE FINANCIAL INC
filed 2012-08-23
CIK 1201135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, originally filed with the Securities and Exchange Commission on August 14, 2012 (the "Original Filing").

The purpose we are filing this Amendment is to add XBRL exhibits, which were failed to attach to the Original Filing. Except as set forth in the immediately preceding sentence, this Amendment does not alter or restate any of the information set forth in the Original Filing.

This Amendment continues to speak as of the date of the Form 10-Q filed on August 14, 2012 and we have not updated the disclosures contained herein to reflect events that have occurred since the filing of the Original Filing.

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

A Summary of the notes receivable and intangible asset are as follows:

SCHEDULE OF NOTE RECEIVABLE

Date of Note	Amount Paid Lotus TV	Discounted Note Balance at Inception	Note Balance As of 12/31/ 2011	Note Balance As of 6/30/2012
12/17/2010	$ 1,928,839	$ 913,872	$ 967,444	$ 1,008,324
1/31/2011	780,000	363,279	392,395	408,976
6/12/2011	5,623,255	2,680,610	2,818,486	2,937,583
8/9/2011	616,523	299,814	309,582	322,664
	$ 8,948,617	$ 4,257,575	$ 4,487,907	$ 4,677,547

SCHEDULE OF INTANGIBLE ASSET

Date of Note	Amount Paid Lotus TV	Amount Allocated to Intangible Asset	Intangible Asset, Net As of 12/31/ 2011	Intangible Asset, Net As of 6/30/2012
12/17/2010	$ 1,928,839	$ 1,014,967	$ 907,347	$ 856,079
1/31/2011	780,000	416,721	377,149	357,087
6/12/2011	5,623,255	2,942,645	2,747,651	2,591,129
8/9/2011	616,523	316,709	303,162	287,114
	$ 8,948,617	$ 4,691,042	$ 4,335,309	$ 4,091,410

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

Due to the Company’s accumulated net losses, there was no provision for income taxes. The Company’s effective tax rate for the period ended June 30, 2012 was 0% due to the net operating loss carry-forward.  The Company’s taxes were subject to a full valuation allowance as follows at June 30, 2012 and December 31, 2011:

SCHEDULE OF INCOME TAXES (1)

As of June 30, 2012
Tax Jurisdiction	Accumulated Net Operating Loss	Deferred Tax Asset	Valuation Allowance

United States, Expiration : 2019-2031	$452,642	$170,329	$(170,329)
Macau, Expiration : 2013 - 2014	734,944	88,085	(88,085)
	$1,186,689	$258,414	$(258,414)

SCHEDULE OF INCOME TAXES (2)

As of December 31, 2011
Tax Jurisdiction	Accumulated Net Operating Loss	Deferred Tax Asset	Valuation Allowance

United States, Expiration: 2019-2031	$414,499	$155,976	$(155,976)
Macau: Expiration: 2013-2014	496,223	59,547	(59,547)
	$910,722	$215,523	$(215,523)

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

SCHEDULE OF ACCOUNTS PAYABLE AND ACCRUED EXPENSES

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

August 22, 2012