Form 10-Q
period 2012-09-30
CREDIT ONE FINANCIAL INC
filed 2012-11-14
CIK 1201135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  302,155,623 shares of common stock, par value $0.001, as of November 12, 2012.

Item 1.    Financial Statements

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$130,976	$250,167
Investment in gold bullion	4,667,884	2,312,683
Prepaid expenses and other current assets	1,180,052	173,772
Total Current Assets	5,978,912	2,736,622

Property, Plant and Equipment
Furniture and fixture, net of accumulated depreciation of $3,804 and $2,331, respectively	2,752	4,225
Total Property, Plant and Equipment	2,752	4,225

Trademark, net	40,538	21,824
Note receivable	3,968,874	4,487,907
Intangible assets, net of accumulated amortization of $736,798 and $360,212, respectively	3,967,748	4,335,309

Total Assets	$13,958,824	$11,585,887

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$127,410	$49,421
Advance from officer	477,126	275,223
Deferred revenue	2,043,842	-
Total Current Liabilities	2,648,378	324,644

Stockholders' Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 302,155,623 shares issued
and outstanding at September 30, 2012 and December 31, 2011, respectively	302,156	302,156
Additional paid-in capital	11,893,303	11,893,303
Accumulated deficit	(883,057)	(910,722)
Currency translation adjustment	(1,956)	(23,494)
Total Stockholders' Equity	11,310,446	11,261,243

Total Liabilities and Stockholders' Equity	$13,958,824	$11,585,887

See accompanying notes to the consolidated financial statements

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2012	2011	2012	2011

Advertising Revenue	$62,535	$44,730	$174,635	$86,223
TV Program	18,792	-	28,532	-
Total revenue	81,327	44,730	203,167	86,223
Operating Expenses
Selling, general and administrative	414,815	171,578	785,257	427,923
Total operating expenses	414,815	171,578	785,257	427,923

Loss from operations	(333,488)	(126,848)	(582,090)	(341,700)

Other Income (Expenses)
Foreign currency exchange gain (loss)	(1)	-	(2,900)	-
Interest income	94,195	83,890	276,930	134,809
Unrealized gain (loss) on investment	319,080	(152,670)	335,725	(152,670)
Total other income (expenses)	413,274	(68,780)	609,755	(17,861)

Net Income (Loss) Before Income Taxes	79,786	(195,628)	27,665	(359,561)

Income Tax Provision	-	-	-	-

Net Income (Loss)	$79,786	$(195,628)	$27,665	$(359,561)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	4,625	(18,788)	21,538	(53,301)

Total Comprehensive Income (Loss)	$84,411	$(214,416)	$49,203	$(412,862)

Income loss Per Share:
Basic and Diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted Average Number of Shares:	302,155,623	302,155,623	302,155,623	151,680,128

See accompanying notes to the consolidated financial statements

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	Sept. 30, 2012	Sept. 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$27,665	$(359,561)
Adjustments to reconcile net loss to net cash used by operating activities:
Accretion of interest on note receivable	(276,930)	-
Amortization of intangible asset	375,659	-
Depreciation and amortization	1,473	96,449
Unrealized gain on investment	(335,725)	152,670
Changes in operating assets and liabilities:
Other receivable	-	-
Prepaid expenses and other current assets	(206,280)	(173,235)
Account payable and accrued expenses	277,989	(115,781)
Deferred revenue	29,017	-
Cash used by operating activities	(107,132)	(399,458)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(5,182)
Investment in note receivable	-	(7,019,778)
Payments received on notes receivable	-	790,754
Invest in gold bullion	-	(2,570,083)
Change in amount due to director for gold investment	1,903	1,065,061
Investment in trademark	(18,714)	(17,132)
Cash used by investing activities	(16,811)	(7,756,360)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	9,000,000

Effect of Exchange Rate on Cash and Cash Equivalents	4,752	(33,528)

Net Increase (Decrease) in Cash and Cash Equivalents	(119,191)	810,654

Cash and Cash Equivalents, Beginning	250,167	241,125

Cash and Cash Equivalents, Ending	$130,976	$1,051,779

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

Note receivable converted to prepaid expenses	$800,000	$-
Gold bullion received for advertising agreement (deferred revenue)	$2,014,825	$-

See accompanying notes to the consolidated financial statements

CREDIT ONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2012

Note 1 – Nature of Business

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

Basis of Presentation

The accompanying interim consolidated financial statements for the three and nine months ended September 30, 2012 and 2011 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.   In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These consolidated financial statements should be read in conjunction with the information filed as part of the Company’s 2011 Annual Report on Form 10-K, which was filed on March 30, 2012.

Consolidation Scope and Principles of Consolidation

The consolidated financial statements presented the financial position and the results of operations of Credit One Financial, Inc. and its 100% owned subsidiary, CEM International Ltd.

All significant intercompany transactions and balances have been eliminated in consolidation.

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately $462,304 in U.S. net operating loss carry-forwards and $420,753 in Macau net operating loss carry-forwards as of September 30, 2012, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income from operations in the United States of America will be realized during the applicable carry-forward periods.  The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

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

As of September 30, 2012, the Company maintained $94,503 in foreign bank accounts not subject to FDIC coverage.  The remaining balance of $36,473 at September 30, 2012 was maintained in a domestic bank account and fully insured by FDIC.

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

In September 2012, the Company entered into a Trust Agreement with a law firm as the trustee to hold the Company’s gold bullions. Upon receipt of the gold bullions, the Trustee issued electronic receipts therefore, each known as a “Goldeq”, which can be used, in lieu of gold, as an intermediary to facilitate the exchange of goods and services conducted on the Company’s proposed joint venture with Lotus TV, in which a series of interactive game shows will be launched via satellite TV and the Internet for viewers throughout the world to participate, and Lotus TV will provide broadcasting time.

Foreign Currency

The Company reports it financial position and results of operations in U.S. dollars.  For its subsidiaries that have functional currencies that are foreign currencies, the elements of the financial statements are translated by using a current exchange rate.  For assets and liabilities, the exchange rate at the balance sheet date is used and for revenues, expenses, gains, and losses, the exchange rate at the dates on which those elements are recognized is used.  Transaction adjustments result from the process of translating the subsidiaries’ financial statements into US dollars and are not included in determining net income, but are reported in other comprehensive income.  There were currency translation adjustments of $4,625 and $(18,788) for the three months ended September 30, 2012 and 2011, respectively, and $21,538 and $(53,301) for the nine months ended September 30, 2012 and 2011, respectively. These were included in Other Comprehensive Income (Loss).

Foreign currency transactions are transactions denominated in a currency other than the entity's functional currency.  At the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the recording entity are adjusted to reflect the current exchange rate, with any resulting differences reported in the current period statement of operations. For the three and nine months ended September 30, 2012, the Company recognized $1 and $2,900, respectively, of foreign currency exchange losses in the consolidated statements of operations.

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

In September 2012, the Company entered into an advertising agreement in exchange for $2,014,825 of gold bullion.  No revenues were earned under the agreement as of September 30, 2012; accordingly, the agreement revenue was deferred at September 30, 2012.

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

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at September 30, 2012 and 2011, respectively.

Recently Issued Accounting Standards

The Company has evaluated all newly issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements.

Reclassifications

Certain amounts reflected in the accompanying financial statements for the three and nine months ended September 30, 2011 have been reclassified from previously reported amounts to correspond to the current year presentation.

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

On September 25, 2012, Lotus TV invoiced the Company $1,000,000 for handling fees related to an advertising agreement which had not commenced as of September 30, 2012.  The invoice terms included $200,000 cash and $800,000 reduction in the note receivable from Lotus TV.  The $1,000,000 fee is included in prepaid expenses at September 30, 2012.

An intangible asset captioned Exclusive Advertising Rights has been recorded in the accompanying consolidated balance sheets representing the difference between the face amount of the notes receivable and the respective present values at the time of issuance.  This difference was deemed an asset because the interest-free note was a condition of the exclusive agreement.

A Summary of the notes receivable and intangible asset are as follows:

SCHEDULE OF NOTE RECEIVABLE

Date of Note	Amount Paid Lotus TV	Discounted Note Balance at Inception	Note Balance As of 12/31/ 2011	Note Balance As of 9/30/2012
12/17/2010	$ 1,928,839	$ 913,872	$ 967,444	224,279
1/31/2011	780,000	363,279	392,395	417,377
6/12/2011	5,623,255	2,680,610	2,818,486	2,997,926
8/9/2011	616,523	299,814	309,582	329,292
	$ 8,948,617	$ 4,257,575	$ 4,487,907	3,968,874

SCHEDULE OF INTANGIBLE ASSET

Date of Note	Amount Paid Lotus TV	Amount Allocated to Intangible Asset	Intangible Asset, Net As of 12/31/ 2011	Intangible Asset, Net As of 9/30/2012
12/17/2010	$ 1,928,839	$ 1,014,967	$ 907,347	830,205
1/31/2011	780,000	416,721	377,149	346,294
6/12/2011	5,623,255	2,942,645	2,747,651	2,512,813
8/9/2011	616,523	316,709	303,162	278,436
	$ 8,948,617	$ 4,691,042	$ 4,335,309	3,967,748

Interest income accrued on the notes amounted to $94,195 and $276,930 during the three and nine months ended September 30, 2012.  Amortization of the intangible asset amounted to $125,275 and $375,659 during the three and nine months ended September 30, 2012, and was included in selling, general and administrative expenses in the accompanying consolidated financial statements.

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

Due to the Company’s accumulated net losses, there was no provision for income taxes. The Company’s effective tax rate for the period ended September 30, 2012 was 0% due to the net operating loss carry-forward.  The Company’s taxes were subject to a full valuation allowance as follows at September 30, 2012 and December 31, 2011:

SCHEDULE OF INCOME TAXES

As of September 30, 2012
Tax Jurisdiction	Accumulated Net Operating Loss	Deferred Tax Asset	Valuation Allowance

United States Expiration : 2019-2031	$462,304	$173,965	$(173,965)
Macau Expiration : 2013 - 2014	420,753	50,490	(50,490)
	$883,057	$224,455	$(224,455)

As of December 31, 2011
Tax Jurisdiction	Accumulated Net Operating Loss	Deferred Tax Asset	Valuation Allowance

United States Expiration: 2019-2031	$414,499	$155,976	$(155,976)
Macau Expiration: 2013-2014	496,223	59,547	(59,547)
	$910,722	$215,523	$(215,523)

The net deferred tax asset generated by the loss carry-forward has been fully reserved.

The Company has no United States corporate income tax liability as of September 30, 2012 and 2011.

Note 5 – Capital Stock

On April 9, 2010, the Company filed a Certificate of Amendment with the Secretary of State of the State of Florida to increase the authorized number of shares of its common stock from 110,000,000 shares to 500,000,000 shares, with a par value of $0.001 per share. As of September 30, 2012, there were 302,155,623 shares of the Company’s common stock issued and outstanding.

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

The term of this Agreement is 10 years from September 1, 2010 to August 31, 2020. In consideration for Lotus TV’s grant of the Advertising Rights, E&M agrees to pay Lotus TV a fixed annual fee every year (the “Annual Fee”) regardless of the total amount of advertising revenues received by E&M. Under the Agreement, E&M paid Lotus TV an initial Annual Fee of $1,000,000 Hong Kong dollars (approximately US$128,900) for the first year of the Agreement, which Annual Fee will increase at 10% every year for the following two years. The initial annual fee of $128,900 was paid in August 2011, and the Company accrued $124,831 as payable in the consolidated balance sheet as of September 30, 2012 for the fee due in August 2012.

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

License fee expense for the three months ended September 30, 2012 and 2011 was $60,266 and $33,455, respectively, and $107,514 and $97,402 for the nine months ended September 30, 2012 and 2011, respectively, and was included in selling, general and administrative expenses.

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

Note 8 – Related Party Transactions

A director of the Company purchased investments in gold bullion on behalf of the Company in August 2011. Purchases made under this arrangement totaled approximately HKD $20 Million (USD $2.6 Million). HKD $2,137,915 (USD $275,611)  remained payable to the director at September 30, 2012 and is non-interest bearing and due on demand.

In May 2011, the Company issued 90 million shares of its common stock, as part of the 300 million issued in a private placement, to a related party of Dicky Cheung, the Company’s president and CEO, in exchange for $2,700,000 in cash.

Note 9 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at September 30, 2012 and December 31, 2011.

SCHEDULE OF ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30, 2012	December 31, 2011
Accounts payable	$-	$2,224
Wages Payable	2,579	-
License fee payable	124,831	47,197
Total	$127,410	$49,421

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

CEM also agreed to extend to Lotus TV, interest free, a credit facility consisting of a series of loans totaling a minimum of US$10 million over a period of ten years. The terms of each loan and the increase of the annual fee after the first three years of the agreement will be renegotiated by the parties.  As of September 30, 2012, the Company has loaned Lotus TV approximately $8.14 million under this agreement.

On September 16, 2010, the name of E&M was changed to CEM International Ltd.

Results of Operations

For the Three Months ended September 30, 2012 Compared to 2011

Revenue

For the three months ended September 30, 2012, the Company generated revenue of $81,327, of which $18,792 were from the sale the advertising TV time obtained from Lotus TV, and advertising revenue of $62,535.  The revenue for the same period of the previous year was $44,730.

In September 2012, the Company entered into an advertising agreement in exchange for $2,014,825 of gold bullion.  No revenues were earned under the agreement as of September 30, 2012; accordingly, the agreement revenue was deferred at September 30, 2012.  The terms of the contract provide that the Company will sell 10,000 minutes of advertising time divided into 30-second time slots for a total of 20,000 advertising slots.  Revenue will be recognized as advertisements are aired.

Operating expenses

Operating expenses for the three months ended September 30, 2012 were $414,815, as compared to $171,578 for the same period of fiscal 2011.  The increase in operating expenses was primarily due to handling fee paid for obtaining the Lotus TV advertising time and amortization of the advertising rights during the period.

On September 25, 2012, Lotus TV invoiced the Company $1,000,000 for handling fees related to an advertising agreement which had not commenced as of September 30, 2012.  The invoice terms included $200,000 cash and $800,000 reduction in the note receivable from Lotus TV.  The $1,000,000 fee is included in prepaid expenses at

September 30, 2012.  The terms of the invoice are that the handling fee costs US $50 per 30-second time slot, for a total of 20,000 slots.  The expense will be recognized over the use of the 20,000 time slots.

Other income (expenses)

Our total other income (expenses) for the three months ended September 30, 2012 was $413,274, which consisted of interest income of $94,195, unrealized gain on gold bullion investments of $319,080 , and a foreign currency exchange loss of $1.  For the same period of fiscal 2011, the other income was $(68,780), which consisted of interest income of $83,890 and unrealized loss on investment of $(152,670).

Net income (loss)

For the three months ended September 30, 2012, the Company had a net income of $79,786, or $0.00 per share, as compared to a net loss of $195,628, or $0.00 per share, for the same period of 2011.

For the Six Months ended September 30, 2012 Compared to 2011

Revenue

For the nine months ended September 30, 2012, the Company generated revenue of $203,167, of which $28,532 were from the sale the advertising TV time obtained from Lotus TV, and advertising revenue of $174,635.  The revenue for the same period of the previous year was $86,223.

In September 2012, the Company entered into an advertising agreement in exchange for $2,014,825 of gold bullion.  No revenues were earned under the agreement as of September 30, 2012; accordingly, the agreement revenue was deferred at September 30, 2012.  The terms of the contract provide that the Company will sell 10,000 minutes of advertising time divided into 30-second time slots for a total of 20,000 advertising slots.  Revenue will be recognized as advertisements are aired.

Operating expenses

Operating expenses for the nine months ended September 30, 2012 were $785,257, as compared to $427,923 for the same period of fiscal 2011.  The increase in operating expenses was primarily due to handling fee paid for obtaining the Lotus TV advertising time and amortization of the advertising rights during the period.

On September 25, 2012, Lotus TV invoiced the Company $1,000,000 for handling fees related to an advertising agreement which had not commenced as of September 30, 2012.  The invoice terms included $200,000 cash and $800,000 reduction in the note receivable from Lotus TV.  The $1,000,000 fee is included in prepaid expenses at September 30, 2012.  The terms of the invoice are that the handling fee costs US $50 per 30-second time slot, for a total of 20,000 slots.  The expense will be recognized over the use of the 20,000 time slots.

Other income (expenses)

Our total other income for the nine months ended September 30, 2012 was $609,755, which consisted of interest income of $276,930 , unrealized gain on gold bullion investments of $335,725, and a foreign currency exchange loss of $2,900.  For the same period of fiscal 2011, the other income was $(17,861), which consisted of interest income of $134,809 and unrealized loss on investment of $(152,670).

Net income (loss)

For the nine months ended September 30, 2012, the Company had a net income of $27,665, or $0.00 per share, as compared to a net loss of $359,561, or $0.00 per share, for the same period of 2011.

Liquidity and Capital Resources

At September 30, 2012, the Company had a cash balance of $130,976.  For the nine months ended September 30, 2012, the operating activities of the Company used net cash of $107,132, as compared to net cash used by the operating activities of $399,458 for the same period of the prior year. The decrease in 2012 operating cash flows resulted primarily from the following: current year net income of $27,665; offset by the net change in operating assets and liabilities of $100,726; and non-cash operating outflows of $235,523.

Net cash used in investing activities for the nine months ended September 30, 2012 amounted to $16,811 compared to $7,756,360 of net cash used for the same period of 2011.  This 2012 amount pertains primarily to investments in trademark. The 2011 amount was primarily due to the change in amount of investment in note receivable ($7,019,778), investment in gold bullion of $2,570,083, and offset by changes in amounts due to director for gold investment of $1,065,061.

For the nine months ended September 30, 2012, there were no financing activities. During the nine months ended September 30, 2011, the Company’s financing activities provided net cash of $9,000,000, which were proceeds from issuance of 300 million shares of the Company’s common stock in a private placement.

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

November 12, 2012