Form 10-K
period 2012-12-31
CREDIT ONE FINANCIAL INC
filed 2013-04-15
CIK 1201135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐   NO  ☒

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Approximately $1,057 million.

(APPLICABLE ONLY TO CORPORATE REGISTRANT)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  302,155,623 shares of the registrant’s common stock were outstanding as of April 12, 2013.

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

In July 2007, the Company’s four principal shareholders sold an aggregate of 6,962,438 shares, which represented 89.48% of the Company’s capital shares, to ten persons for a total of $625,000 in cash.  Following the change of control, the Company made an effort to provide funding, primarily in the form of advance, to small- and medium-sized companies with good and feasible business plans, but lacking capital to implement their business plans.  In January 2008, the Company ceased this business, and a joint venture, Moderation Limited (“Moderation”) was established in Hong Kong.  The Company owned 51.6% of Moderation’s equity interest.

In January 2009, Liaoning Sinorth Resources Co., Ltd. was established in Liaoning, China, as Moderation’s wholly owned subsidiary.  Its main business was production, processing and sale of mineral products, primarily graphite, in China. Despite the efforts the Company had made, the sales did not grow as much as the Company had expected.  The Company found it more and more difficult to carry out its graphite business as planned.  Accordingly, the Company started looking for new business opportunities.

On November 18, 2010, the Company sold its 51.6% equity interest in Moderation for $16 million Hong Kong dollars, approximately $2.06 million in cash. The transaction was closed on November 30, 2010, and the Company ceased to be a processor and distributor of graphite products.

On August 26, 2010, E&M International Limited (“E&M”), a newly established wholly-owned subsidiary of the Company, entered into an advertising agreement with Macau Lotus Satellite TV Media Limited (“Lotus TV”), pursuant to which Lotus TV authorizes E&M as its exclusive agent to operate all of its advertising businesses.

The term of this agreement is ten years from September 1, 2010 to August 31, 2020.  In consideration for Lotus TV’s grant of the exclusive advertising rights, E&M agrees to pay Lotus TV a fixed fee on an annual basis regardless of the total amount of revenues generated from the advertising business to be received by E&M.  Under the agreement, E&M paid Lotus TV an annual fee of HK$1,000,000 (approximately US$128,900) for the first year of the agreement. Such fee will increase at 10% every year for the following two years.

E&M also agrees to extend to Lotus TV, interest free, a credit facility consisting of a series of loans totaling a minimum of US$10 million over a period of ten years. The terms of each loan and the increase of the annual fee after the first three years of the agreement will be negotiated by the parties. As of December 31, 2012, the Company has loaned Lotus TV approximately $8.17 million under this agreement.

On September 16, 2010, the name of E&M was changed to CEM International Ltd.

The Company has not been involved in any bankruptcy, receivership or similar proceeding.

Description of Business

The Company, through its wholly owned subsidiary CEM International Ltd, operates as an advertising agent, and is dedicated to creating, planning and handling advertising for its clients.  On August 26, 2010, CEM entered into an exclusive agreement with Macau Lotus Satellite TV Media Limited (“Lotus TV”) to provide advertising services for a ten year period commencing on September 1, 2010.  In consideration for the exclusive advertising rights granted by Lotus TV, CEM agreed to extend to Lotus TV, interest free, a credit facility consisting of a series of loans totaling $10 million over the course of the agreement.  As of December 31, 2012, CEM has loaned Lotus TV approximately $8.17 million under this agreement.

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

The Company generates revenues primarily from advertising sales paid by clients for the planning and placement of advertisements on Lotus TV, which does not charge the Company for the advertising time slots allocated to the Company.

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

Research and Development

For the year ended December 31, 2012, the Company did not conduct any research or development activities.  The Company does not anticipate conducting such activities in the near future.

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

Employees

As of December 31, 2012, the Company had two employees.  As its business activities increase in size, the Company may need to hire additional employees.  None of the Company’s employees are covered by collective bargaining agreements.  We believe our relationships with employees to be satisfactory.

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

We have incurred operating losses since our inception. As a result, at December 31, 2012 we had an accumulated deficit of $1,162,312.  Our revenues from continuing operations for the years ended December 31, 2012 and 2011 were $407,832 and $128,643, respectively.  There is no assurance that we can achieve profitability.

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

The functional currency of our operations in Macau is the Hong Kong dollar.  Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results.  During the years ended December 31, 2012 and 2011 and through this date, there has been no significant fluctuation in exchange rates between Hong Kong dollars and US dollars.  However, future fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Any significant fluctuations in the exchange rate between the Hong Kong dollar and the United States dollar may bring down our operating income and lower our stock price.  We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

Risks Related to the Company’s Securities

Management exercises significant control over matters requiring shareholder approval which may result in the delay or prevention of a change in our control.

Dicky Cheung, our President and CEO, beneficially owned 90,693,454 shares, or approximately 30.02%, of our outstanding common stock as of December 31, 2012.  Accordingly, he could significantly influence us on matters submitted to the stockholders for approval.  These matters include the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control that might otherwise be beneficial to our other stockholders.  His interests may differ from the interests of our other shareholders.

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

Item 4.  MINE SAFETY DISCLOSURE

Not applicable.

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

	High	Low
Year ended December 31, 2012:
First quarter	$3.00	$1.01
Second quarter	$5.00	$1.01
Third quarter	$5.00	$5.00
Fourth quarter	$5.00	$5.00

Year ended December 31, 2011:
First quarter	$0.01	$0.01
Second quarter	$0.01	$0.01
Third quarter	$3.00	$0.01
Fourth quarter	$3.00	$0.01

Holders

As of March 29, 2013, the Company had approximately 58 holders of record of its common stock.

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

On January 30, 2013, the Company entered into a Securities Purchase Agreement with certain investors in a private placement.  Pursuant to the agreement, the Company agreed to issue and investors agree to purchase an aggregate of 183 million shares of the Company's common stock, at a price of $0.03 per share, for an aggregate consideration of $5,490,000 in cash, which has not been received as of April 12, 2013.

All shares sold as described above were unregistered under the Securities Act of 1933, as amended. The shares were issued in reliance upon exemptions from registration provided by Regulation S and/or Section 4(a)(2) promulgated under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or any affiliated entity during the year ended December 31, 2012.

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

The term of this agreement is ten years from September 1, 2010 to August 31, 2020.  In consideration for Lotus TV’s grant of the Advertising Rights, E&M agreed to pay Lotus TV a fixed fee on an annual basis regardless of the total amount of revenues generated from the advertising business to be received by E&M. Under the agreement, E&M paid Lotus TV an initial annual fee of HK$1,000,000 for the first year of the agreement, which will increase at 10% every year for the following two years.

E&M also agreed to extend to Lotus TV, interest free, a credit facility consisting of a series of loans totaling a minimum of US$10 million over a period of ten years. The terms of each loan and the increase of the annual fee after the first three years of the agreement will be renegotiated by the parties.  As of December 31, 2012, the Company has loaned Lotus TV approximately $8.17 million under this agreement.

On September 16, 2010, the name of E&M was changed to CEM International Ltd.

Results of Operations

For the Year ended December 31, 2012 Compared to 2011

Revenue

For the year ended December 31, 2012, the Company generated total revenue of $407,832, of which $37,519 were from the sale the advertising TV time obtained from Lotus TV, and $370,313 from advertising.  Total revenue for the previous year was $128,643.

In September 2012, the Company entered into an advertising agreement in exchange for $2,014,825 of gold bullion.  The terms of the contract provide that the Company will sell 10,000 minutes of advertising time divided into 30-second time slots for a total of 20,000 advertising slots.  Revenue is recognized as advertisements are aired. During the year ended December 31, 2012, $149,978 of revenue was recognized related to advertising time slots used. The remaining amount is included in deferred revenue.

Operating expenses

Operating expenses for the year ended December 31, 2012 were $1,056,445, as compared to $622,346 for 2011.  The increase in operating expenses was primarily due to handling fees paid for obtaining the Lotus TV advertising time and amortization of the advertising rights during the period.

On September 25, 2012, Lotus TV invoiced the Company $1,000,000 for handling fees related to an advertising agreement which had not commenced.  The invoice terms included $200,000 cash and $800,000 reduction in the note receivable from Lotus TV.  The $1,000,000 fee was set up as prepaid expense. The terms of the invoice are that the handling fee costs US $50 per 30-second time slot, for a total of 20,000 slots.  The expense will be recognized over the use of the 20,000 time slots. During the year ended December 31, 2012, $74,880 of handling fee costs were included in operating expenses related to advertising time slots used.

Other income (expenses)

Our total other income (expenses) for the year ended December 31, 2012 was $397,023, which consisted of interest income of $364,793, unrealized gain on investments of $35,130, and a foreign currency exchange loss of $2,900.  For 2011, the other income (expense) was $(41,467), which consisted of interest income of $223,247 and unrealized loss on investment of $264,714.

Net income (loss)

For the year ended December 31, 2012, the Company had a net loss of $251,590, or $0.00 per share, as compared to a net loss of $535,170, or $0.00 per share, for 2011.

Liquidity and Capital Resources

At December 31, 2012, the Company had a cash balance of $200,791.  For the year ended December 31, 2012, the operating activities of the Company used net cash of $29,906, as compared to net cash used by the operating activities of $406,686 for the prior year.  Cash used in 2012 operating activities resulted primarily from the following: current year net loss of $251,590; offset by the net change in operating assets and liabilities of $118,635; and non-cash operating inflows of $103,049.

Net cash used in investing activities for the year ended December 31, 2012 amounted to $25,941 compared to $8,558,204 of net cash used in 2011.  This 2012 amount pertains primarily to investments in trademark. The 2011 amount was primarily due to investment in note receivable of $7,019,778, investment in gold bullion of $2,577,397, and offset by changes in amounts due to director for gold investment of $275,223, and payment received on notes of $790,754.

For the year ended December 31, 2012, there were no financing activities. For the prior year (2011), the Company’s financing activities provided net cash of $9,000,000, which were proceeds from issuance of 300 million shares of the Company’s common stock in a private placement.

On January 30, 2013, the Company entered into a Securities Purchase Agreement with certain investors in a private placement. Pursuant to the agreement, the Company issued and investors purchased an aggregate of 183 million shares of the Company's common stock, at a price of $0.03 per share, for an aggregate consideration of $5,490,000 in cash.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Certified Public Accounting Firm

To The Board of Directors of

Credit One Financial, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Credit One Financial, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. Credit One Financial, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credit One Financial, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss, Krusick & Associates, LLC

Winter Park, Florida

April 12, 2012

CREDIT ONE FINANCIAL, INC.

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$200,791	$250,167
Investment in gold bullion	4,367,420	2,312,683
Prepaid expenses and other current assets	1,105,628	173,772
Total current assets	5,673,839	2,736,622

Property, Plant and Equipment
Furniture and fixtures	6,556	6,556
Less: Accumulated depreciation	(4,295)	(2,331)
Total Property, Plant and Equipment	2,261	4,225

Trademark, net	48,370	21,824
Note receivable	4,058,268	4,487,907
Intangible assets, net of accumulated amortization of $862,427 and $360,212	3,843,938	4,335,309

Total Assets	$13,626,676	$11,585,887

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$295,067	$49,421
Advance from officer	275,828	275,223
Deferred revenue	2,020,448	-
Total current liabilities	2,591,343	324,644

Shareholders’ equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 302,155,623 and 302,155,623 shares issued and outstanding as of December 31, 2012 and 2011, respectively	302,156	302,156
Additional paid-in capital	11,893,303	11,893,303
Accumulated deficit	(1,162,312)	(910,722)
Currency translation adjustment	2,186	(23,494)
Total shareholders’ equity	11,035,333	11,261,243

Total Liabilities and Shareholders’ Equity	$13,626,676	$11,585,887

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2012	2011
Revenue
Advertising Revenue	$370,313	$123,504
TV Program	37,519	5,139
Total revenue	407,832	128,643
Operating Expenses
Selling, general and administrative	1,056,445	622,346
Total operating expenses	1,056,445	622,346

Loss from operations	(648,613)	(493,703)

Other Income (Expenses)
Foreign currency exchange gain (loss)	(2,900)	-
Interest income	364,793	223,247
Unrealized gain (loss) on investment	35,130	(264,714)
Total other income (expenses)	397,023	(41,467)

Net Loss Before Income Taxes (Benefit)	(251,590)	(535,170)

Income Tax Provision (Benefit)	-	-

Net Loss	$(251,590)	$(535,170)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	25,680	(18,131)

Total Comprehensive Income (Loss)	$(225,910)	$(553,301)

Income (Loss) Per Share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares:	302,155,623	302,155,623

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

For the Years Ended December 31, 2012 and 2011

			Additional		Currency	Total
	Common Shares		Paid in	Accumulated	Translation	Stockholders’
	Number	Amount	Capital	Deficit	Adjustment	Equity
Balance at December 31, 2010	2,155,623	$2,156	$3,193,303	$(375,552)	$(5,363)	$2,814,544

Issuance of common stock	300,000,000	300,000	8,700,000	-	-	9,000,000
Currency translation adjustment	-	-	-	-	(18,131)	(18,131)
Loss for the year ended December 31, 2011	-	-	-	(535,170)	-	(535,170)
Balance at December 31, 2011	302,155,623	302,156	11,893,303	(910,722)	(23,494)	11,261,243

Currency translation adjustment	-	-	-	-	25,680	25,680
Loss for the year ended December 31, 2012	-	-	-	(251,590)	-	(251,590)
Balance at December 31, 2012	302,155,623	$302,156	$11,893,303	$(1,162,312)	$2,186	$11,035,333

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012 and 2011

	2012	2011
Cash Flows from Operating Activities:
Net Loss	$(251,590)	$(535,170)
Adjustments to reconcile net loss to net
cash used in operating activities:
Accretion of interest on note receivable	(364,793)	(223,661)
Amortization of intangible asset	501,008	355,850
Depreciation	1,964	1,538
Unrealized (gain) loss on investment	(35,130)	264,714
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(131,854)	(173,772)
Accounts payable and accrued expenses	245,646	(96,185)
Deferred revenue	4,843	-
Cash used in operating activities	(29,906)	(406,686)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	-	(5,182)
Investment in note receivable	-	(7,019,778)
Payments received on notes	-	790,754
Investment in gold bullion	-	(2,577,397)
Change in amount due to director for gold investment	605	275,223
Investment in trademark	(26,546)	(21,824)
Cash used in investing activities	(25,941)	(8,558,204)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	9,000,000
Cash provided by financing activities	-	9,000,000

Impact of foreign currency on cash	6,471	(26,068)
Net increase (decrease) in cash and cash equivalents	(49,376)	9,042

Cash and Cash Equivalents, Beginning	250,167	241,125

Cash and Cash Equivalents, Ending	$200,791	$250,167

Supplemental Cash Flow Information:
Cash Payments For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Investing Activities:
Note receivable converted to prepaid expenses	$800,000	$-
Gold bullion received for advertising agreement (deferred revenue)	$2,014,825	$-

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

Notes to Consolidated Financial Statements

December 31, 2012

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

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately $474,192 in U.S. net operating loss carry-forwards and $688,119 in Macau net operating loss carry-forwards as of December 31, 2012, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income from operations in the United States of America will be realized during the applicable carry-forward periods.  The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

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

As of December 31, 2012, the Company maintained $175,715 in foreign bank accounts not subject to FDIC coverage.  The remaining balance of $25,076 at December 31, 2012 was maintained in a domestic bank account and fully insured by FDIC.

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

In September 2012, the Company entered into a Trust Agreement with a law firm as the trustee to hold the Company’s gold bullions. Upon receipt of the gold bullions, the Trustee issued electronic receipts, each known as a “Goldeq”, which can be used, in lieu of gold, as an intermediary to facilitate the exchange of goods and services conducted on the Company’s proposed joint venture with Lotus TV, in which a series of interactive game shows will be launched via satellite TV and the Internet for viewers throughout the world to participate, and Lotus TV will provide broadcasting time.

Foreign Currency

The Company reports it financial position and results of operations in U.S. dollars.  For its subsidiaries that have functional currencies that are foreign currencies, the elements of the financial statements are translated by using a current exchange rate.  For assets and liabilities, the exchange rate at the balance sheet date is used and for revenues, expenses, gains, and losses, the exchange rate at the dates on which those elements are recognized is used.  Transaction adjustments result from the process of translating the subsidiaries’ financial statements into US dollars and are not included in determining net income, but are reported in other comprehensive income.  There were currency translation adjustments of $25,680 and $(18,131) as of December 31, 2012 and 2011, respectively. These were included in Other Comprehensive Income (Loss).

Foreign currency transactions are transactions denominated in a currency other than the entity's functional currency.  At the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the recording entity are adjusted to reflect the current exchange rate, with any resulting differences reported in the current period statement of operations. For the years ended December 31, 2012 and 2011, the Company recognized $2,900 and $0, respectively, of foreign currency exchange losses in the consolidated statements of operations.

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

In September 2012, the Company entered into an advertising agreement in exchange for $2,014,825 of gold bullion.  During the year ended December 31, 2012, $149,978 of revenue was earned under the arrangement. The remaining amount of $1,864,847 is included in deferred revenue at December 31, 2012.

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

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at December 31, 2012 and 2011, respectively.

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

On September 25, 2012, Lotus TV invoiced the Company $1,000,000 for handling fees related to an advertising agreement which had not commenced.  The invoice terms included $200,000 cash and $800,000 reduction in the note receivable balance due from Lotus TV.  The $1,000,000 fee was included in prepaid expense, and is being amortized to expense as advertising slots are used. As of December 31, 2012, the balance of prepaid expenses related to this advertising agreement is approximately $931,000.

An intangible asset captioned Exclusive Advertising Rights has been recorded in the accompanying consolidated balance sheets representing the difference between the face amount of the notes receivable and the respective present values at the time of issuance.  This difference was deemed an asset because the interest-free note was a condition of the exclusive agreement.

A Summary of the notes receivable and intangible asset are as follows:

SCHEDULE OF NOTE RECEIVABLE

Date of Note	Amount Paid Lotus TV	Discounted Note Balance at Inception	Note Balance As of 12/31/ 2011	Note Balance As of 12/31/2012
12/17/2010	$ 1,928,839	$ 913,872	$ 967,444	236,804
1/31/2011	780,000	363,279	392,395	425,945
6/12/2011	5,623,255	2,680,610	2,818,486	3,059,468
8/9/2011	616,523	299,814	309,582	336,051
	$ 8,948,617	$ 4,257,575	$ 4,487,907	4,058,268

SCHEDULE OF INTANGIBLE ASSET

Date of Note	Amount Paid Lotus TV	Amount Allocated to Intangible Asset	Intangible Asset, Net As of 12/31/ 2011	Intangible Asset, Net As of 12/31/2012
12/17/2010	$ 1,928,839	$ 1,014,967	$ 907,347	804,298
1/31/2011	780,000	416,721	377,149	335,489
6/12/2011	5,623,255	2,942,645	2,747,651	2,434,403
8/9/2011	616,523	316,709	303,162	269,748
	$ 8,948,617	$ 4,691,042	$ 4,335,309	3,843,938

Interest income accrued on the notes amounted to $364,793 for 2012 and $223,661 for 2011.  Amortization of the intangible asset amounted to $501,008 for 2012 and $355,850 for 2011, and was included in selling, general and administrative expenses in the accompanying consolidated financial statements.

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

Due to the Company’s accumulated net losses, there was no provision for income taxes. The Company’s effective tax rate for the period ended December 31, 2012 was 0% due to the net operating loss carry-forward.  The Company’s taxes were subject to a full valuation allowance as follows at December 31, 2012 and December 31, 2011:

December 31, 2012

Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$474,192	2019 - 2032	$178,438	$(178,438)
Macau	688,120	2013 - 2015	82,574	(82,574)
	$1,162,312		$261,012	$(261,012)

December 31, 2011

Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$414,498	2019-2031	$155,976	$(155,976)
Macau	496,223	2013-2014	59,547	(59,547)
	$910,721		$215,523	$(215,523)

The net deferred tax asset generated by the loss carry-forward has been fully reserved.

The Company has no United States corporate income tax liability as of December 31, 2012 and 2011.

Note 5 – Capital Stock

On April 9, 2010, the Company filed a Certificate of Amendment with the Secretary of State of the State of Florida to increase the authorized number of shares of its common stock from 110,000,000 shares to 500,000,000 shares, with a par value of $0.001 per share. As of December 31, 2012, there were 302,155,623 shares of the Company’s common stock issued and outstanding.

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

The term of this Agreement is 10 years from September 1, 2010 to August 31, 2020. In consideration for Lotus TV’s grant of the Advertising Rights, E&M agrees to pay Lotus TV a fixed annual fee every year (the “Annual Fee”) regardless of the total amount of advertising revenues received by E&M. Under the Agreement, E&M paid Lotus TV an initial Annual Fee of $1,000,000 Hong Kong dollars (approximately US$128,900) for the first year of the Agreement, which Annual Fee will increase at 10% every year for the following two years. The initial annual fee of $128,900 was paid in August 2011, and the second annual fee of $141,919 was due in August 2012, of which $103,544 was paid.  The amount of Annual Fee payable at December 31, 2012 and December 31, 2011 was $90,412 and $47,197, respectively.

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

License fee expense for the year ended December 31, 2012 and 2011 was $146,540 and $132,752, respectively, and was included in selling, general and administrative expenses.

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

Note 8 – Related Party Transactions

A director of the Company purchased investments in gold bullion on behalf of the Company in August 2011. Purchases made under this arrangement totaled approximately HKD $20 Million (USD $2.6 Million). HKD $2,137,915 (USD $275,828)  remained payable to the director at December 31, 2012 and is non-interest bearing and due on demand.

In May 2011, the Company issued 90 million shares of its common stock, as part of the 300 million issued in a private placement, to a related party of Dicky Cheung, the Company’s president and CEO, in exchange for $2,700,000 in cash.

Note 9 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31, 2012 and 2011.

SCHEDULE OF ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31, 2012	December 31, 2011
Accounts payable	$202,075	$2,224
Wages payable	2,580	-
License fee payable	90,412	47,197
Total	$295,067	$49,421

Note 10 - Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued.

On January 30, the Company entered into a Securities Purchase Agreement with certain investors in a private placement. Pursuant to the agreement, the Company issued and investors purchased an aggregate of 183 million shares of the Company’s common stock at a price of $0.03 per share, for an aggregate consideration of $5,490,000 in cash which has not been received as of April 12, 2013.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Based on our evaluation of our internal controls as of December 31, 2012, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective.

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

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the information about our directors and executive officer:

Name	Age	Positions Held	Director Since

Dicky Cheung	41	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	2007

Xueyi Fan	43	Director	2011

Mr. Dicky Cheung has been the Company's President, Chief Executive Officer, Chief Financial Officer, Secretary and the Director since July 2007.  Mr. Cheung also serves the President of Companhhia Internacional Tek Tat Limitada, a privately held company located in Macau, since its formation in 2007.

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

Audit Committee

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

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth the compensation of the Company's executive officers during the last two fiscal years:

Summary Compensation Table

						Non- Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Dicky Cheung	2012	-	-	-	-	-	-	-	-
CEO,	2011	-	-	-	-	-	-	-	-
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

Outstanding Equity Awards at Fiscal Year-End

The Company does not have any equity incentive plans. There was no outstanding equity awards at fiscal year ended December 31, 2012.

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

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information as of March 29, 2013, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (3)	Percent of Class
Common	Dicky Cheung 80 Wall Street, Suite 818 New York, NY 10005	90,693,454	30.02%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (3)	Percent of Class
Common	Dicky Cheung 80 Wall Street, Suite 818 New York, NY 10005	90,693,454	30.02%
Common	All officers and directors as a group(a)	90,693,454	30.02%

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

A director of the Company purchased investments in gold bullion on behalf of the Company in August 2011. Purchases made under this arrangement totaled approximately HKD $20 Million (USD $2.6 Million). HKD $2,137,915 (USD $275,828) remained payable to the director at December 31, 2012 and is non-interest bearing and due on demand.

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

Parents

Not Applicable.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Moss, Krusick and Associates, LLC (“Moss Krusick”) for professional services rendered for the fiscal years ended December 31, 2012 and 2011:

Fee Category	2012	2011
Audit Fees	$41,427	$67,090
Audit-Related Fees	-	-
Tax Fees*	2,300	2,255

Total Fees	$43,727	$69,345

*  100% of the services were pre-approved by the Board of Directors.

(1)  Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements included in our Form 10-Q.

(2)  Audit related fees.  None.

(3)  Tax fees.   Tax return preparation.

(4)   All other fees.   None.

(5)   Pre-Approval Policies

The Company does not have an audit committee at present. Our Board of Directors has reviewed and discussed with Moss Krusick the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2012 fiscal year. Our Board has also discussed with Moss Krusick the matters required to be discussed pursuant to Public Company Accounting Oversight Board Standards and to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

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

Date:  April 12, 2013

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dicky Cheung

Dicky Cheung

President & CEO

(Principal Executive Officer and Principal Financial Officer)

Date:  April 12, 2013

By: /s/ Xueyi Fan

Xueyi Fan, Director

Date:  April 12, 2013