Form 10-Q
period 2013-03-31
CREDIT ONE FINANCIAL INC
filed 2013-05-14
CIK 1201135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  302,155,623 shares of common stock, par value $0.001, as of May 14, 2013.

Item 1.    Financial Statements

CREDIT ONE FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$194,311	$200,791
Investment in gold bullion	3,956,823	4,367,420
Prepaid expenses and other current assets	1,290,321	1,105,628
Total Current Assets	5,441,455	5,673,839

Property, Plant and Equipment
Furniture and fixture, net of accumulated depreciation of $4,781 and $4,295, respectively	1,775	2,261
Total Property, Plant and Equipment	1,775	2,261

Trademark, net	48,293	48,370
Note receivable	4,146,288	4,058,268
Intangible assets, net of accumulated amortization of $986,207 and $862,427, respectively	3,712,701	3,843,938

Total Assets	$13,350,512	$13,626,676

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$347,365	$295,067
Advance from officer	275,391	275,828
Deferred revenue	1,833,709	2,020,448
Total Current Liabilities	2,456,465	2,591,343

Stockholders' Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 302,155,623 shares issued
and outstanding at March 31, 2013 and December 31, 2012, respectively	302,156	302,156
Additional paid-in capital	11,893,303	11,893,303
Accumulated deficit	(1,286,257)	(1,162,312)
Currency translation adjustment	(15,155)	2,186
Total Stockholders' Equity	10,894,047	11,035,333

Total Liabilities and Stockholders' Equity	$13,350,512	$13,626,676

See accompanying notes to the consolidated financial statements

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three-Months Ended March 31,
	2013	2012
Revenue
Advertising Revenue	$200,471	$56,055
TV Program	3,997	-
	204,468	56,055
Operating Expenses
Selling, general and administrative	276,762	200,147
Total operating expenses	276,762	200,147

Loss From Operations	(72,294)	(144,092)

Other Income (Expenses)
Interest income	94,544	90,460
Unrealized gain (loss) on investment	(146,195)	159,087
Total other income (expense)	(51,651)	249,547

Net Income (Loss) Before Income Taxes	(123,945)	105,455

Income Tax Provision	-	-

Net Income (Loss)	(123,945)	$ 105,455

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(17,341)	6,297

Total Comprehensive Income (Loss)	(141,286)	$ 111,752
Income (Loss) Per Share:
Basic and Diluted	$0.00	$0.00

Weighted Average Number of Shares:	302,155,623	302,155,623

See accompanying notes to the consolidated financial statements

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(123,945)	$105,455
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Accretion of interest on note receivable	(94,543)	(90,458)
Amortization of intangible asset	125,270	125,195
Depreciation	486	491
Unrealized (gain) loss on investment	146,194	(159,087)
Changes in operating assets and liabilities:
Other receivable	(3,993)	(1,486)
Prepaid expenses and other current assets	76,927	(98)
Account payable and accrued expenses	52,301	48,372
Deferred revenue	(186,739)	86,935
Cash provided (used ) by operating activities	(8,042)	115,319

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in amount due to director for gold investment	-	156
Investment in trademark	-	(3,664)
Cash provided (used) by investing activities	-	(3,508)

Impact of Exchange Rate on Cash and Cash Equivalents	1,562	54

Net Increase (Decrease) in Cash and Cash Equivalents	(6,480)	111,865

Cash and Cash Equivalents, Beginning	200,791	250,167

Cash and Cash Equivalents, Ending	$194,311	$362,032

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Paid for Interest	$-	$-
Cash Paid for Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Sale of Gold for Accounts Receivable	$257,626	$-

See accompanying notes to the consolidated financial statements

CREDIT ONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2013

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

Basis of presentation

The accompanying interim consolidated financial statements for the three months ended March 31, 2013 and 2012 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These consolidated financial statements should be read in conjunction with the information filed as part of the Company’s 2012 Annual Report on Form 10-K, which was filed on April 15, 2013.

Consolidation Scope and Principles of Consolidation

The consolidated financial statements presented the financial position and the results of operations of Credit One Financial, Inc. and its 100% owned subsidiary, CEM International Ltd.

All significant intercompany transactions and balances have been eliminated in consolidation.

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately $496,843 in U.S. net operating loss carry-forwards and $789,413 in Macau net operating loss carry-forwards as of March 31, 2013, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income from operations in the United States of America will be realized during the applicable carry-forward periods.  The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

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

As of March 31, 2013, the Company maintained $178,749 in foreign bank accounts not subject to FDIC coverage.  The remaining balance of $15,562 at March 31, 2013 was maintained in a domestic bank account and fully insured by FDIC.

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

Foreign Currency

The Company reports it financial position and results of operations in U.S. dollars.  For its subsidiaries that have functional currencies that are foreign currencies, the elements of the financial statements are translated by using a current exchange rate.  For assets and liabilities, the exchange rate at the balance sheet date is used and for revenues, expenses, gains, and losses, the exchange rate at the dates on which those elements are recognized is used.  Transaction adjustments result from the process of translating the subsidiaries’ financial statements into US dollars and are not included in determining net income, but are reported in other comprehensive income.  There was currency translation adjustment of $(17,341) and $6,297 for the three months ended March 31, 2013 and 2012, respectively.

Foreign currency transactions are transactions denominated in a currency other than the entity's functional currency.  At the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the recording entity are adjusted to reflect the current exchange rate, with any resulting differences reported in the current period statement of operations. For the three months ended March 31, 2013 and 2012, the Company recognized no foreign currency exchange losses in the consolidated statements of operations.

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

In September 2012, the Company entered into an advertising agreement in exchange for $2,014,825 of gold bullion.  During the three months ended March 31, 2013, $144,894 of revenue was earned under the arrangement. The remaining amount of $1,833,709 is included in deferred revenue at March 31, 2013.

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

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at March 31, 2013 and 2012, respectively.

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

On September 25, 2012, Lotus TV invoiced the Company $1,000,000 for handling fees related to an advertising agreement which had not commenced.  The invoice terms included $200,000 cash and $800,000 reduction in the note receivable balance due from Lotus TV.  The $1,000,000 fee was included in prepaid expense, and is being amortized to expense as advertising slots are used. As of March 31, 2013, the balance of prepaid expenses related to this advertising agreement is approximately $857,638.

An intangible asset captioned Exclusive Advertising Rights has been recorded in the accompanying consolidated balance sheets representing the difference between the face amount of the notes receivable and the respective present values at the time of issuance.  This difference was deemed an asset because the interest-free note was a condition of the exclusive agreement.

A Summary of the notes receivable and intangible asset are as follows:

SCHEDULE OF NOTE RECEIVABLE

Date of Note	Amount Paid Lotus TV	Discounted Note Balance at Inception	Note Balance As of 12/31/ 2012	Note Balance As of 3/31/2013
12/17/2010	$ 1,928,839	$ 913,872	$ 236,804	254,060
1/31/2011	780,000	363,279	425,945	433,833
6/12/2011	5,623,255	2,680,610	3,059,468	3,116,122
8/9/2011	616,523	299,814	336,051	342,274
	$ 8,948,617	$ 4,257,575	$ 4,058,268	4,146,288

SCHEDULE OF INTANGIBLE ASSET

Date of Note	Amount Paid Lotus TV	Amount Allocated to Intangible Asset	Intangible Asset, Net As of 12/31/ 2012	Intangible Asset, Net As of 3/31/2013
12/17/2010	$ 1,928,839	$ 1,014,967	$ 804,298	776,839
1/31/2011	780,000	416,721	335,489	324,035
6/12/2011	5,623,255	2,942,645	2,434,403	2,351,289
8/9/2011	616,523	316,709	269,748	260,538
	$ 8,948,617	$ 4,691,042	$ 3,843,938	3,712,701

Interest income accrued on the notes amounted to $94,544 and $90,460 for the three months ended March 31, 2012 and 2013, respectively.  Amortization of the intangible asset amounted to $125,270 and $125,195 for the three months ended March 31, 2012 and 2013, respectively, and was included in selling, general and administrative expenses in the accompanying consolidated financial statements.

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

Due to the Company’s accumulated net losses, there was no provision for income taxes. The Company’s effective tax rate for the period ended March 31, 2013 was 0% due to the net operating loss carry-forward.  The Company’s taxes were subject to a full valuation allowance as follows at March 31, 2013 and December 31, 2012:

March 31, 2013
Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$496,843	2019 - 2032	$186,962	$(186,962)
Macau	789,413	2013 - 2015	94,730	(94,730)
	$1,286,256		$281,692	$(281,692)

December 31, 2012
Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$474,192	2019 - 2032	$178,438	$(178,438)
Macau	688,120	2013 - 2015	82,574	(82,574)
	$1,162,312		$261,012	$(261,012)

The net deferred tax asset generated by the loss carry-forward has been fully reserved.

The Company has no United States corporate income tax liability as of March 31, 2013 and 2012.

Note 5 – Capital Stock

On April 9, 2010, the Company filed a Certificate of Amendment with the Secretary of State of the State of Florida to increase the authorized number of shares of its common stock from 110,000,000 shares to 500,000,000 shares, with a par value of $0.001 per share. As of March 31, 2013, there were 302,155,623 shares of the Company’s common stock issued and outstanding.

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

The term of this Agreement is 10 years from September 1, 2010 to August 31, 2020. In consideration for Lotus TV’s grant of the Advertising Rights, E&M agrees to pay Lotus TV a fixed annual fee every year (the “Annual Fee”) regardless of the total amount of advertising revenues received by E&M. Under the Agreement, E&M paid Lotus TV an initial Annual Fee of $1,000,000 Hong Kong dollars (approximately US$128,900) for the first year of the Agreement, which Annual Fee will increase at 10% every year for the following two years. The initial annual fee of $128,900 was paid in August 2011, and the second annual fee of $141,919 was due in August 2012, of which $103,544 was paid.  The amount of Annual Fee payable at March 31, 2013 and March 31, 2012 was $129,234 and $82,642, respectively.

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

License fee expense for the three months ended March 31, 2013 and 2012 were $39,004 and $35,437, respectively, and is included in selling, general and administrative expenses.

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

Note 8 – Related Party Transactions

A director of the Company purchased investments in gold bullion on behalf of the Company in August 2011. Purchases made under this arrangement totaled approximately HKD $20 Million (USD $2.6 Million). HKD $2,137,915 (USD $275,391) remained payable to the director at March 31, 2013 and is non-interest bearing and due on demand.

In May 2011, the Company issued 90 million shares of its common stock, as part of the 300 million issued in a private placement, to a related party of Dicky Cheung, the Company’s president and CEO, in exchange for $2,700,000 in cash.

Note 9 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Accounts payable	$215,554	$202,075
Wage payable	2,576	2,580
License fee payable	129,235	90,412
Total	$347,365	$295,067

Note 10 - Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued.

On January 30, 2013, the Company entered into a Securities Purchase Agreement with certain investors in a private placement. Pursuant to the agreement, the Company agreed to issue an aggregate of 183 million shares of the Company’s common stock at a price of $0.03 per share to investors, for an aggregate consideration of $5,490,000 in cash, which $720,000 was received on April 9, 2013. No new shares have been issued as of the date of this report.

On August 26, 2010, the Company’s subsidiary, CEM International Ltd (“CEM”) entered into an exclusive agreement with Macau Lotus Satellite TV Media Limited (“Lotus TV”) to provide advertising services for a ten year period commencing on September 1, 2010. In consideration for the exclusive advertising rights granted by Lotus, CEM will provide advertising services and issue, over the course of the agreement, US$10 million in loans to Lotus. As of March 31, 2013, CEM has loaned Lotus TV approximately $8.17 million under this agreement. On April 9, 2013, CEM loaned additional HK$4,658,425 Hong Kong dollars (approx. US$600,000) to Lotus TV.

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

E&M also agreed to extend to Lotus TV, interest free, a credit facility consisting of a series of loans totaling a minimum of US$10 million over a period of ten years. The terms of each loan and the increase of the annual fee after the first three years of the agreement will be renegotiated by the parties.  As of March 31, 2013, the Company has loaned Lotus TV approximately $8.17 million under this agreement. On April 9, 2013, CEM loaned additional HK$4,658,425 Hong Kong dollars (approx. US$600,000) to Lotus TV.

On September 16, 2010, the name of E&M was changed to CEM International Ltd.

Results of Operations

For the Three Months ended March 31, 2013 Compared to 2012

Revenue

For the three months ended March 31, 2013, the Company generated total revenue of $204,486, of which $200,471were from the sale the advertising TV time obtained from Lotus TV, and $3,997 from advertising.  Total revenue for the same period of previous year was $56,055.

In September 2012, the Company entered into an advertising agreement in exchange for $2,014,825 of gold bullion.  The terms of the contract provide that the Company will sell 10,000 minutes of advertising time divided into 30-second time slots for a total of 20,000 advertising slots.  Revenue is recognized as advertisements are aired. During the three months ended March 31, 2013, $144,894 of revenue was recognized related to advertising time slots used. The remaining amount is included in deferred revenue.

Operating expenses

Operating expenses for the three months ended March 31, 2013 were $276,762, as compared to $200,147 for the same period of fiscal 2012.  The increase in operating expenses was primarily due to accrual of annual license fees to Lotus TV and amortization of the advertising rights asset.

Other income (expenses)

Our total other expenses for the three months ended March 31, 2013 was $51,651, which consisted of interest income of $94,544 and unrealized loss on gold bullion investments of $146,195.  For the same period of fiscal 2012, the other income was $249,547, which consisted of interest income of $90,460 and unrealized gain on gold bullion investments of $159,087.

Net income (loss)

For the three months ended March 31, 2013, the Company had a net loss of $123,945, or $0.00 per share, as compared to a net income of $105,455, or $0.00 per share, for the same period of 2012.

Liquidity and Capital Resources

At March 31, 2013, the Company had cash balance of $194,311.  For the three months ended March 31, 2013, the operating activities of the Company used net cash of $8,042, as compared to net cash provided by the operating activities $115,319 for the same period of the prior year. The decrease in 2013 operating cash flows was primarily from the current year net loss of $123,945 and an increase in accounts payable and accrued expenses of $52,301, increase in prepaid expenses and other current assets of $76,927, decrease in deferred revenue of $186,739, and increase in non-cash charges totaling $177,407 of depreciation, amortization, and unrealized gain on investments.

Net cash used in investing activities for the three months ended March 31, 2013 amounted to $-0- compared to $3,508 of net cash provided for the same period of 2012.

For the three months ended March 31, 2013 and 2012, there were no financing activities.

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

Item 4T.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2013, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.

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

May 14, 2013