Form 10-K/A
period 2012-12-31
CREDIT ONE FINANCIAL INC
filed 2013-10-09
CIK 1201135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2012 of Credit One Financial, Inc. (the “Company”) is being filed in response to comments by the Staff of the Securities and Exchange Commission (the “SEC”) in connection with its review of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on April 15, 2013 (the “Original Filing”).

The Original Filing is primarily being amended to: (1) revise the Company’s disclosure on Description of Business; (2) add two more risk factors on the Company’s dependence on our relationship with Lotus TV and on its investment in gold bullion; (3) revise the Company’s disclosure on MD&A; and (4) provide more detailed information on certain relationship and related transactions.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Form 10-K/A (No. 1) contains new certifications by the Company’s principal executive officer and the Company’s principal financial and accounting officer filed as exhibits hereto.

Except as set forth above, all other information in the Company’s Original Filing remains unchanged, and the Company has not updated or amended the disclosure contained in the amended items to reflect events that have occurred since the filing of the original Form 10-K.

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

Description of Business

The Company, through its wholly owned subsidiary CEM International Ltd, operates as an advertising agent dedicated to creating, planning and handling advertising for its clients.  On August 26, 2010, CEM entered into an exclusive agreement with Macau Lotus Satellite TV Media Limited (“Lotus TV”) to provide advertising services for a ten - year period commencing on September 1, 2010.   Because our clients have created and produced their own advertising clips and trailers, or programs, we currently act only as an advertising placement agent for Lotus TV, and there is no advertising creating and planning activities involved at this time. Currently we only have two employees.

In consideration for the exclusive advertising rights granted by Lotus TV, CEM agreed to extend to Lotus TV, interest free, a credit facility consisting of a series of loans totaling $10 million over the course of the agreement.  As of December 31, 2012, CEM has loaned Lotus TV approximately $8.17 million under this agreement , and as of December 31, 2012, Lotus TV has repaid $800,000 due under the notes

The funds the Company loaned to Lotus TV were from the private placements conducted in reliance upon exemptions from registration provided by Regulation S and/or Section 4(a)(2) promulgated under the Securities Act of 1933, as amended. All investors were not a “U.S. Person” as that term is defined in Regulation S.

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

Our business is mainly dependent on our relationship with Lotus TV, and the loss of this relationship could materially reduce our revenues, liquidity and cash flows.

We entered into an exclusive agreement with Macau Lotus Satellite TV Media Limited (“Lotus TV”) on August 26, 2010 to provide advertising services for a ten year period commencing on September 1, 2010.  Currently our business is mainly dependent on our relationship with Lotus TV.  The loss of this relationship, or Lotus TV’s inability to continue its business, could materially adversely our business, operating results and financial conditions.

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

The market price of gold is volatile. A decline in gold price could result in decreased net income or losses and may negatively affect our business.

We invest in gold bullion. As of December 31, 2012 and 2011, we held gold bullion valued at $4,367,420 and $2,312,683, respectively. The price of gold can fluctuate significantly. The price of gold has been and will continue to be affected by numerous factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, central bank activities, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. The gold price may decline in the future.  A substantial or extended decline in gold price would adversely impact our net income and may negatively affect our business.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is currently quote on the OTC QB maketplace under the symbol "COFI" , and has been traded very thinly and infrequently. , which limits its ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. T he following table lists the quotations for the high and low bid prices .. which reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

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

E&M also agreed to extend to Lotus TV, interest free, a credit facility consisting of a series of loans totaling a minimum of US$10 million over a period of ten years. The terms of each loan and the increase of the annual fee after the first three years of the agreement will be renegotiated by the parties. As of December 31, 2012, the Company has loaned Lotus TV approximately $8.17 million under this agreement , and as of December 31, 2012, $800,000 has been repaid due under the notes.

The funds the Company loaned to Lotus TV were from the private placements conducted in reliance upon exemptions from registration provided by Regulation S and/or Section 4(a)(2) promulgated under the Securities Act of 1933, as amended. All investors were not a “U.S. Person” as that term is defined in Regulation S.

On September 16, 2010, the name of E&M was changed to CEM International Ltd.

As an advertising agent, we operate as an advertising agent dedicated to creating, planning and handling advertising for its clients. Because all of our clients have created and produced their own advertising clips and trailers, or programs, we currently act only as an advertising placement agent for Lotus TV, and there is no advertising creating and planning activities involved at this time. Currently we only have two employees.

As Lotus TV’s exclusive advertising agent, the Company provides advertising agency services to its clients by providing them with the advertising time slots the Company obtains from Lotus TV.  Advertisers can purchase advertising time slots of Lotus TV directly from the Company.

In September 2012, the Company entered into an advertising agreement through Lotus TV in exchange for gold bullions valued at $2,014,825 at the time The terms of the contract provide that the Company will sell 10,000 minutes of advertising time divided into 30-second time slots for a total of 20,000 advertising slots.  Revenue is recognized as advertisements are aired. During the year ended December 31, 2012, $149,978 of revenue was recognized related to advertising time slots used. The remaining amount is included in deferred revenue.

The Company invests in gold bullion.  As of December 31, 2012 and 2011, we held gold bullion valued at $4,367,420 and $2,312,683, respectively.  In September 2012, the Company entered into a Trust Agreement with a law firm as the trustee to hold the Company’s gold bullions.  Upon receipt of the gold bullions, the Trustee issued electronic receipts, each known as a “Goldeq”, which can be used, in lieu of gold, as an intermediary to facilitate the exchange of goods and services conducted on the Company’s proposed joint venture with Lotus TV, in which a series of interactive game shows will be launched via satellite TV and the Internet for viewers throughout the world to participate, and Lotus TV will provide broadcasting time.  The goods and services originally proposed for exchange were household items or household services, such as books and audios, cosmetics, shoes and leather bags, computers and office suppliers, home repairs or web design, etc. To date, however, the Company has neither participated in the exchange of goods and services, nor in the interactive game shows ..

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

Other than the funds the Company may loan to Lotus TV, it is estimated that the Company will require appropriately $450,000, or about $37,500 a month. In our opinion, available funds and revenues generated from our operation may not able to  satisfy our capital requirements for the next 12 months , and we may need to raise additional funds to meet our needs and to pursue growth opportunities .. We may raise funds through private placements, either in equity offerings, or interest bearing borrowings. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with operations will be materially hindered.

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

In September 2012, the Company entered into a Trust Agreement with a law firm as the trustee to hold the Company’s gold bullions. Upon receipt of the gold bullions, the Trustee issued electronic receipts, each known as a “Goldeq”, which can be used, in lieu of gold, as an intermediary to facilitate the exchange of goods and services conducted on the Company’s proposed joint venture with Lotus TV, in which a series of interactive game shows will be launched via satellite TV and the Internet for viewers throughout the world to participate, and Lotus TV will provide broadcasting time. To date, the Company has neither participated in the exchange of goods and services, nor interactive game shows.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Dicky Cheung, the  Company ’s director, President and CEO, purchased investments in gold bullion on behalf of the Company in August 2011. Purchases made under this arrangement totaled approximately HKD $20 Million (USD $2.6 Million). HKD $2,137,915 (USD $275,828) remained payable to the director at December 31, 2012 and is non-interest bearing and due on demand.

In May 2011, the Company issued 90 million shares of its common stock as part of the 300 million issued in the private placement to Indonesian Petroleum Engineering Limited, a company controlled by Dicky Cheung, the Company’s president and CEO, in exchange for $2,700,000 in cash.

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

Our Board pre-approved all of the fees described above.

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation, incorporated by reference herein from Exhibit 3(i) (A) to our Form 10-SB filed June 25, 2003.

3.2	Amended Articles of Incorporation, incorporated by reference herein from Exhibit 3(i)(B) to our Form 10-SB filed June 25, 2003

3.3	Amended Articles of Incorporation, incorporated by reference herein from Exhibit 3(i)(C) to our Form 10-QSB for the fiscal quarter ended March 31, 2005.

3.3(i)	Amended Articles of Incorporation, incorporated by reference herein from Exhibit 3.3 to our Current Report on Form 8-K filed January 4, 2010.

3.4	By-laws incorporated by reference herein from Exhibit 3(ii) to our Form 10-SB filed June 25, 2003

10.1	Stock Purchase Agreement with STM 1, LLC dated May 3, 2006, incorporated by reference herein from Exhibit 99 to our Form 8-K filed May 9, 2006.

10.2	Exclusive Advertising Agreement dated August 26, 2010, incorporated by reference herein from Exhibit 10.2 to our Form 8-K filed October 9, 2013

10.3	A Form of Promissory Note, incorporated by reference herein from Exhibit 10.3 to our Form 8-K filed October 9, 2013

10.4	Advertising Time Purchase dated September 27, 2012, incorporated by reference herein from Exhibit 10.4 to our Form 8-K filed October 9, 2013

10.5	Securities Purchase Agreement dated January 30,2013, incorporated by reference herein from Exhibit 10.5 to our Form 8-K filed October 9, 2013

10.6	Trust Agreement dated September 5, 2012

14	Code of Ethics, incorporated by reference herein from Exhibit 14 to our Form 8-K filed February 1, 2010

21	List of Subsidiaries of the Company

31.1	Certification pursuant to Section 13a-14 of the Securities Exchange Act of 1934

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1830)

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

Date:   October 9 , 2013

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dicky Cheung

Dicky Cheung

President & CEO

(Principal Executive Officer and Principal Financial Officer)                         Date:   October 9 , 2013

By: /s/ Xueyi Fan

Xueyi Fan, Director                                                                                  Date:   October 9 , 2013