Form 10-Q
period 2013-09-30
CREDIT ONE FINANCIAL INC
filed 2013-11-12
CIK 1201135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  326,155,637 shares of common stock, par value $0.001, as of November 11, 2013.

Item 1.    Financial Statements

CREDIT ONE FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$220,496	$200,791
Investment in gold bullion	3,274,467	4,367,420
Prepaid expenses and other current assets	856,397	1,105,628
Total Current Assets	4,351,360	5,673,839

Property, Plant and Equipment
Furniture and fixture, net of accumulated depreciation of $5,633 and $4,295, respectively	923	2,261
Total Property, Plant and Equipment	923	2,261

Trademark, net	64,591	48,370
Notes receivable	4,682,056	4,058,268
Intangible assets, net of accumulated amortization of $1,256,083 and $862,427, respectively	3,716,733	3,843,938

Total Assets	$12,815,663	$13,626,676

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$418,022	$295,067
Advance from officer	-	275,828
Deferred revenue	1,500,247	2,020,448
Total Current Liabilities	1,918,269	2,591,343

Stockholders' Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 326,155,637 and 302,155,637 shares issued
and outstanding at September 30, 2013 and December 31, 2012, respectively	326,156	302,156
Additional paid-in capital	12,589,304	11,893,303
Accumulated deficit	(2,019,415)	(1,162,312)
Currency translation adjustment	1,349	2,186
Total Stockholders' Equity	10,897,394	11,035,333

Total Liabilities and Stockholders' Equity	$12,815,663	$13,626,676

See accompanying notes to the consolidated financial statements

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Advertising Revenue	$173,578	$62,535	$557,870	$174,635
TV Program	-	18,792	3,996	28,532
Total revenue	173,578	81,327	561,866	203,167
Operating Expenses
Selling, general and administrative	293,579	414,815	878,573	785,257
Total operating expenses	293,579	414,815	878,573	785,257

Loss from operations	(120,001)	(333,488)	(316,707)	(582,090)

Other Income (Expenses)
Foreign currency exchange gain (loss)	-	(1)	-	(2,900)
Interest income	100,048	94,195	292,588	276,930
Unrealized gain (loss) on investment	301,934	319,080	(832,984)	335,725
Total other income (expenses)	401,982	413,274	(540,396)	609,755

Net Income (Loss) Before Income Taxes	281,981	79,786	(857,103)	27,665

Income Tax Provision	-	-	-

Net Income (Loss)	$281,981	$79,786	$(857,103)	$27,665

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	2,880	4,625	(837)	21,538

Total Comprehensive Income (Loss)	$284,861	$84,411	$(857,940)	$49,023

Income loss Per Share:
Basic and Diluted	$-	$-	$-	$-

Weighted Average Number of Shares:	326,155,637	302,155,637	317,452,340	302,155,637

See accompanying notes to the consolidated financial statements

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2013		September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)		$(857,103)	$27,665
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Accretion of interest on notes receivable		(292,588)	(276,930)
Amortization of intangible assets		393,791	375,659
Depreciation		1,338	1,473
Unrealized (gain) loss on investment		832,984	(335,725)
Changes in operating assets and liabilities:
Other receivable		(3,998)	-
Prepaid expenses and other current assets		253,229	(206,280)
Accounts payable and accrued expenses		122,932	277,989
Deferred revenue		(519,197)	29,017
Cash used in operating activities		(68,612)	(107,132)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in notes receivable		(600,506)	-
Change in amount due to director for gold investment		-	1,903
Investment in trademark		(16,221)	(18,714)
Proceed from sale of gold bullion		257,815	-
Cash used in investing activities		(358,912)	(16,811)

CASH FLOWS FROM FINANCING:
Proceeds from issuance of common stock		720,000	-
Payment of loan from related party		(275,593)
Cash provided by financing activities		444,407	-

Impact of Exchange Rate on Cash and Cash Equivalents		2,823	4,752

Net Increase (Decrease) in Cash and Cash Equivalents		19,706	(119,191)

Cash and Cash Equivalents, Beginning		200,791	250,167

Cash and Cash Equivalents, Ending		$220,496	$130,976

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Paid for Interest		$-	$-
Cash Paid for Income Taxes		$-	$-

SUPPLEMENTAL DISC:OSURE OF NON-CASH INVESTING ACTIVITIES:
Note receivable converted to prepaid expenses	$		$800,000
Gold bullion received for advertising agreement (deferred revenue)	$		$2,014,825

See accompanying notes to the consolidated financial statements

CREDIT ONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2013

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

Basis of presentation

The accompanying interim consolidated financial statements for the nine months ended September 30, 2013 and 2012 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These consolidated financial statements should be read in conjunction with the information filed as part of the Company’s 2012 Annual Report on Form 10-K, which was filed on April 15, 2013.

Consolidation Scope and Principles of Consolidation

The consolidated financial statements presented the financial position and the results of operations of Credit One Financial, Inc. and its 100% owned subsidiary, CEM International Ltd.

All significant intercompany transactions and balances have been eliminated in consolidation.

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately $2,019,415 in U.S. net operating loss carry-forwards and $1,488,419 in Macau net operating loss carry-forwards as of September 30, 2013, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income from operations in the United States of America will be realized during the applicable carry-forward periods.  The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

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

As of September 30, 2013, the Company maintained $168,837 in foreign bank accounts not subject to FDIC coverage.  The remaining balance of $51,659 at September 30, 2013 was maintained in a domestic bank account and fully insured by FDIC.

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

In September 2012, the Company entered into a Trust Agreement with William G. Hu, Esq., as trustee to hold the Company’s gold bullions. Upon receipt of the gold bullions, the Trustee issued electronic receipts, each known as a “Goldeq”, which can be used, in lieu of gold, as an intermediary to facilitate the exchange of goods and services conducted on the Company’s proposed joint venture with Lotus TV, in which a series of interactive game shows will be launched via satellite TV and the Internet for viewers throughout the world to participate, and Lotus TV will provide broadcasting time. To date, the Company has neither participated in the exchange of goods and services, nor interactive game shows. At this stage, the Company receives payment for advertising time spots from a client of Lotus TV in gold bullion.

Foreign Currency

The Company reports it financial position and results of operations in U.S. dollars.  For its subsidiaries that have functional currencies that are foreign currencies, the elements of the financial statements are translated by using a current exchange rate.  For assets and liabilities, the exchange rate at the balance sheet date is used and for revenues, expenses, gains, and losses, the exchange rate at the dates on which those elements are recognized is used.  Transaction adjustments result from the process of translating the subsidiaries’ financial statements into US dollars and are not included in determining net income, but are reported in other comprehensive income.  There was currency translation adjustment of $2,880 and $4,625 for the three months ended September 30, 2013 and 2012, respectively, and $(837) and $21,538 for the nine months ended September 30, 2013 and 2012, respectively.

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

As an advertising agent, CEM is in the service business placing and handling advertising for its clients. Advertising revenue is recognized upon the delivery of the contracted advertising services and when no significant Company performance obligation remains. Service revenue is recognized as the contracted services are rendered.

In September 2012, the Company entered into an advertising agreement in exchange for $2,014,825 of gold bullion.  During the three and nine months ended September 30, 2013, $129,695 and $403,181 of revenue was earned under the arrangement, respectively. The remaining amount of $1,500,247 is included in deferred revenue at September 30, 2013.

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

Imputed Interest

In 2010, 2011 and 2013, the Company issued non-interest bearing notes receivable which mature in 2020.  The notes receivable were recorded at issuance at its present value using an effective interest rate of 8%, which was the

Company’s stated rate on another note receivable.  At the balance sheet date, the notes are revalued with the change in present value recorded as interest income in the Consolidated Statements of Operations.

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

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at September 30, 2013 and 2012, respectively.

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

On September 25, 2012, Lotus TV invoiced the Company $1,000,000 for handling fees related to an advertising agreement which had not commenced.  The invoice terms included $200,000 cash and $800,000 reduction in the note receivable balance due from Lotus TV.  The $1,000,000 fee was included in prepaid expense, and is being amortized to expense as advertising spots are used.  As of September 30, 2013, the balance of prepaid expenses related to this advertising agreement is approximately $729,366.

An intangible asset captioned Exclusive Advertising Rights has been recorded in the accompanying consolidated balance sheets representing the difference between the face amount of the notes receivable and the respective present values at the time of issuance.  This difference was deemed an asset because the interest-free note was a condition of the exclusive agreement.

A Summary of the notes receivable and intangible asset are as follows:

SCHEDULE OF NOTE RECEIVABLE

Date of Note	Amount Paid Lotus TV	Discounted Note Balance at Inception	Note Balance As of 12/31/ 2012	Note Balance As of 9/30/2013
12/17/2010	$ 1,928,839	$ 913,872	$ 236,804	$ 289,300
1/31/2011	780,000	363,279	425,945	452,025
6/12/2011	5,623,255	2,680,610	3,059,468	3,237,995
8/9/2011	616,523	299,814	336,051	356,627
4/9/2013	600,000	332,376	-	346,109
	$ 9,548,617	$ 4,589,951	$ 4,058,268	$ 4,682,056

SCHEDULE OF INTANGIBLE ASSET

Date of Note	Amount Paid Lotus TV	Amount Allocated to Intangible Asset	Intangible Asset, Net As of 12/31/ 2012	Intangible Asset, Net As of 9/30/2013
12/17/2010	$ 1,928,839	$ 1,014,967	$ 804,298	$ 725,346
1/31/2011	780,000	416,721	335,489	302,556
6/12/2011	5,623,255	2,942,645	2,434,403	2,195,433
8/9/2011	616,523	316,709	269,748	243,269
4/9/2013	600,000	268,045	-	250,129
	$ 9,548,617	$ 4,959,087	$ 3,843,938	$ 3,716,733

Interest income accrued on the notes amounted to $100,047 and $292,585 for the three and nine months ended September 30, 2013.  Amortization of the intangible asset amounted to $134,312 and $393,791 for the three and nine months ended September 30, 2013, and was included in selling, general and administrative expenses in the accompanying consolidated financial statements.

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

Due to the Company’s accumulated net losses, there was no provision for income taxes. The Company’s effective tax rate for the period ended September 30, 2013 was 0% due to the net operating loss carry-forward.  The Company’s taxes were subject to a full valuation allowance as follows at September 30, 2013 and December 31, 2012:

September 30, 2013
Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$531,005	2019 - 2032	$199,817	$(199,817)
Macau	1,488,410	2013 - 2015	178,609	(178,609)
	$2,019,415		$378,426	$(378,426)

December 31, 2012
Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$474,192	2019 - 2032	$178,438	$(178,438)
Macau	688,120	2013 - 2015	82,574	(82,574)
	$1,162,312		$261,012	$(261,012)

The net deferred tax asset generated by the loss carry-forward has been fully reserved.

The Company has no United States corporate income tax liability as of September 30, 2013 and 2012.

Note 5 – Capital Stock

On April 9, 2010, the Company filed a Certificate of Amendment with the Secretary of State of the State of Florida to increase the authorized number of shares of its common stock from 110,000,000 shares to 500,000,000 shares, with a par value of $0.001 per share. As of September 30, 2013, there were 326,155,637 shares of the Company’s common stock issued and outstanding.

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

The term of this Agreement is 10 years from September 1, 2010 to August 31, 2020. In consideration for Lotus TV’s grant of the Advertising Rights, E&M agrees to pay Lotus TV a fixed annual fee every year (the “Annual Fee”) regardless of the total amount of advertising revenues received by E&M. Under the Agreement, E&M paid Lotus TV an initial Annual Fee of $1,000,000 Hong Kong dollars (approximately US$128,900) for the first year of the Agreement, which Annual Fee will increase at 10% every year for the following two years. The initial annual fee of $128,900 was paid in August 2011, and the second annual fee of $141,919 was due in August 2012, of which $103,544 was paid.  The amount of Annual Fee payable at September 30, 2013 and 2012 was $208,718 and $124,831, respectively.

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

License fee expense for the three months ended September 30, 2013 and 2012 were $40,305 and $60,266, respectively, and $118,283 and $107,514 for the nine months ended September 30, 2013 and 2012, respectively, and was included in selling, general and administrative expenses.

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

Note 8 – Related Party Transactions

Dicky Cheung, the Company’s director, President and CEO, purchased gold bullions on behalf of the Company in August 2011. Purchases made under this arrangement totaled approximately HKD $20 Million (USD $2.6 Million). HKD $2,137,915 (USD $275,828) remained payable to Dicky Cheung at December 31, 2012 and was non-interest bearing and due on demand.  In September 2013, the remaining payable balance was paid off.

In May 2011, the Company issued 90 million shares of its common stock, as part of the 300 million issued in a private placement, to a related party of Dicky Cheung, the Company’s president and CEO, in exchange for $2,700,000 in cash.

Note 9 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Accounts payable	$209,304	$202,075
Wage payable	-	2,580
License fee payable	208,718	90,412
Total	$418,022	$295,067

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

E&M also agreed to extend to Lotus TV, interest free, a credit facility consisting of a series of loans totaling a minimum of US$10 million over a period of ten years. The terms of each loan and the increase of the annual fee after the first three years of the agreement will be renegotiated by the parties. As of September 30, 2013, the Company has loaned Lotus TV approximately $9.55 million under this agreement, and as of September 30, 2013, $800,000 has been repaid under the notes.

The funds the Company loaned to Lotus TV were from the private placements conducted in reliance upon exemptions from registration provided by Regulation S and/or Section 4(a)(2) promulgated under the Securities Act of 1933, as amended. All investors were not a “U.S. Person” as that term is defined in Regulation S.

On September 16, 2010, the name of E&M was changed to CEM International Ltd.

As an advertising agent, the Company places and handles advertising for its clients. Because all of the Company’s clients have created and produced their own advertising clips and trailers, or programs, the Company currently acts only as an advertising placement agent for Lotus TV. The Company only has two employees at this time.

As Lotus TV’s exclusive advertising agent, the Company provides advertising agency services to its clients by providing them with the advertising time spots the Company obtains from Lotus TV.  Advertisers can purchase advertising time spots of Lotus TV directly from the Company. In September 2012, the Company entered into an Advertising Time Purchasing Agreement through Lotus TV in exchange for gold bullions valued at $2,014,825 at the time. The terms of the contract provide that the Company will sell a total of 10,000 minutes of advertising spots to a client of Lotus TV, Makeliving Ltd., who is paying for advertising spots per the Agreement. Revenue is recognized as advertisements are aired. During the year ended December 31, 2012 and for the nine months ended September 30, 2013, $149,978 and $403,181 of revenue were recognized, respectively, related to advertising time slots used. The remaining amount is included in deferred revenue.

The Company invests in gold bullion.  As of September 30, 2013 and December 31, 2012, the Company held gold bullion valued at $3,274,467 and $4,367,420, respectively. In September 2012, the Company entered into a Trust Agreement with William Hu, Esq., as trustee to hold the Company’s gold bullions.  Upon receipt of the gold bullions, the Trustee issued electronic receipts, each known as a “Goldeq”, which can be used, in lieu of gold, as an intermediary to facilitate the exchange of goods and services conducted on the Company’s proposed joint venture with Lotus TV, in which a series of interactive game shows will be launched via satellite TV and the Internet for viewers throughout the world to participate, and Lotus TV will provide broadcasting time.  The goods and services originally proposed for exchange were household items or household services, such as books and audios, cosmetics, shoes and leather bags, computers and office suppliers, home repairs or web design, etc. To date, however, the Company has neither participated in the exchange of goods and services, nor in the interactive game shows.

Results of Operations

For the Three Months ended September 30, 2013 Compared to 2012

Revenue

For the three months ended September 30, 2013, the Company generated total revenue of $173,578 from advertising. Total revenue for the same period of previous year was $81,327, of which $62,535 was from advertising and $18,792 from TV programs.

In September 2012, the Company entered into an advertising agreement in exchange for $2,014,825 of gold bullion.  The terms of the contract provide that the Company will sell 10,000 minutes of advertising time divided into 30-second time spots for a total of 20,000 advertising slots.  Revenue is recognized as advertisements are aired. During the three months ended September 30, 2013, $129,695 of revenue was recognized related to advertising time slots used. The remaining amount is included in deferred revenue.

Operating expenses

Operating expenses for the three months ended September 30, 2013 were $293,579, as compared to $414,815 for the same period of fiscal 2012.

Other income (expenses)

Our total other income (expenses) for the three months ended September 30, 2013 was $401,982, which consisted of interest income of $100,048 and unrealized gain on gold bullion investments of $301,934.  For the same period of fiscal 2012, the other expense was $413,274, which primarily consisted of interest income of $94,195 and unrealized gain on gold bullion investments of $319,080.

Net income (loss)

For the three months ended September 30, 2013, the Company had a net income of $281,981, or $0.00 per share, as compared to a net income of $79,786, or $0.00 per share, for the same period of 2012.

For the Nine Months ended September 30, 2013 Compared to 2012

Revenue

For the nine months ended September 30, 2013, the Company generated total revenue of $561,866, of which $557,870 were from the sale the advertising TV time obtained from Lotus TV, and $3,996 from TV programs.  Total revenue for the same period of previous year was $203,167.

In September 2012, the Company entered into an advertising agreement in exchange for $2,014,825 of gold bullion.  The terms of the contract provide that the Company will sell 10,000 minutes of advertising time divided into 30-second time spots for a total of 20,000 advertising slots.  Revenue is recognized as advertisements are aired. During the nine months ended September 30, 2013, $403,181 of revenue was recognized related to advertising time slots used. The remaining amount is included in deferred revenue.

Operating expenses

Operating expenses for the nine months ended September 30, 2013 were $878,573, as compared to $785,257 for the same period of fiscal 2012.

Other income (expenses)

Our total other expenses for the nine months ended September 30, 2013 was $540,396, which consisted of interest income of $292,588 and unrealized loss on gold bullion investments of $832,984.  For the same period of fiscal 2012, the other income was $609,755, which consisted of interest income of $276,930, unrealized gain on gold bullion investments of $335,725, and foreign currency exchange loss of $2,900.

Net income (loss)

For the nine months ended September 30, 2013, the Company had a net loss of $857,103, or $0.00 per share, as compared to a net income of $27,665, or $0.00 per share, for the same period of 2012.

Liquidity and Capital Resources

At September 30, 2013, the Company had cash balance of $220,496.  For the nine months ended September 30, 2013, the operating activities of the Company used net cash of $68,612, as compared to net cash used by the operating activities $107,132 for the same period of the prior year. The decrease in 2013 operating cash flows was primarily from the current period net loss of $857,103, increase in prepaid expenses and other current assets of $253,229, decrease in deferred revenue of $519,197, and increase in non-cash charges totaling $935,525 of depreciation, amortization, and unrealized loss on investments.

Net cash used in investing activities for the nine months ended September 30, 2013 amounted to $358,912, of which $600,506 was used in investments in notes receivable, $16,211 used in investment in trademark,  partially offset by

$257,815 from proceed from sale of gold bullion. For the same period of 2012, the net cash used in investing activities was $16,811.

For the nine months ended September 30, 2013, 2013, net cash provided by financing activities were $444,407, of which $720,000 was proceeds from issuance of the Company’s common stock and $275,593 was used to payment of loan from related party. There were no financing activities for the same period of the prior year.

Other than the funds the Company may loan to Lotus TV, it is estimated that the Company will require appropriately $450,000 per year, or about $37,500 per month. In our opinion, available funds and revenues generated from our operation may not able to satisfy our capital requirements for the next 12 months, and we may need to raise additional funds to meet our needs and to pursue growth opportunities. We may raise funds through private placements, either in equity offerings, or interest bearing borrowings. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with operations will be materially hindered.

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

Item 4T.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2013, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.

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

November 12, 2013