Form 10-K/A
period 2012-12-31
CREDIT ONE FINANCIAL INC
filed 2013-12-30
CIK 1201135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

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

DOCUMENTS INCORPORATED BY REFERENCE:

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2012 of Credit One Financial, Inc. (the “Company”) is being filed in response to comments by the Staff of the Securities and Exchange Commission in connection with its review of the Company’s Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on October 9, 2013 (the “Original Filing”).

In its Original Filing, the Company erroneously filed as a smaller reporting company. The Company is amending its Original Filing to provide all required disclosure, as a large accelerated filer, including, but not limited to, financial statements for the prior three years with attention pursuant to the requirements of Form 10-K, Regulation S-K, and Regulation S-X.

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

Description of Business

The Company, through its wholly owned subsidiary CEM International Ltd, operates as an advertising agent to place and handle advertising for its clients.  On August 26, 2010, CEM entered into an exclusive agreement with Macau Lotus Satellite TV Media Limited (“Lotus TV”) to provide advertising services for a ten-year period commencing on September 1, 2010.  Because our clients have created and produced their own advertising clips and trailers, or programs, we currently act only as an advertising placement agent for Lotus TV, and there is no advertising creating and planning activities involved at this time. Currently we only have two employees.

In consideration for the exclusive advertising rights granted by Lotus TV, CEM agreed to extend to Lotus TV, interest free, a credit facility consisting of a series of loans totaling $10 million over the course of the agreement.  As of December 31, 2012, CEM has loaned Lotus TV approximately $8.17 million under this agreement, and as of December 31, 2012, Lotus TV has repaid $800,000 due under the notes

The funds the Company loaned to Lotus TV were from the private placements conducted in reliance upon exemptions from registration provided by Regulation S and/or Section 4(a)(2) promulgated under the Securities Act of 1933, as amended. All investors were not a “U.S. Person” as that term is defined in Regulation S.

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

Our business is dependent on our relationship with Lotus TV, and the loss of this relationship could materially reduce our revenues, liquidity and cash flows.

We entered into an exclusive agreement with Macau Lotus Satellite TV Media Limited (“Lotus TV”) on August 26, 2010 to provide advertising services for a ten year period commencing on September 1, 2010.  Currently our business is dependent on our relationship with Lotus TV.  The loss of this relationship, or Lotus TV’s inability to continue its business, will have a material adverse impact on our business, operating results and financial conditions.

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

Our subsidiary, CEM International Ltd, operated in Macau. A Macau corporation, Lotus TV, also uses CEM’s phone services.  In exchange, Lotus TV provides office space, utility, and other office related expense to CEM without charges.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is currently quote on the OTCQB maketplace under the symbol "COFI", and has been traded very thinly and infrequently, which limits its ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. The following table lists the quotations for the high and low bid prices, which reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	High	Low
Year ended December 31, 2012:
First quarter	$3.00	$1.01
Second quarter	$5.00	$1.01
Third quarter	$5.00	$5.00
Fourth quarter	$5.00	$5.00

Year ended December 31, 2011:
First quarter	$0.01	$0.01
Second quarter	$0.01	$0.01
Third quarter	$3.00	$0.01
Fourth quarter	$3.00	$0.01

Holders

As of March 29, 2013, the Company had approximately 58 holders of record of its common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Item 6.   SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 8 of Part II, “Financial Statements and Supplementary Data,” and the information contained in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	Years Ended December 31,
	2012	2011	2010	2009	2008

Statements of Operations:
Net sales	$407,832	$123,504	$5,932	$3,842,188	$-
Income (loss) from operations	(648,613)	(535,170)	(136,192)	270,416	(54,473)
Net income (loss)	(251,590)	(535,170)	(60,977)	(498,993)	(70,128)
Earnings per share (basic and diluted)	$-	$-	$0.08	$-	$-
Weighted average shares used in computation of earnings per share:	302,155,623	302,155,623	2,155,623	107,781,150	10,520,876

Statements of Cash Flows:
Net cash provided (used) by operating activities	$(299,061)	$(406,686)	$227,434	$(1,287,759)	$(43,039)
Net cash provided (used) by investing activities	(25,941)	(8,558,204)	(892,061)	(2,595,231)	599,751
Net cash provided (used) by financing activities	-	9,000,000	-	1,940,900	2,346,292

	Years December 31,
	2012	2011	2010	2009	2008
Balance Sheets:
Total assets	$13,626,676	$11,585,887	$2,960,151	$5,931,779	$2,925,431
Total shareholders’ equity	11,035,333	11,261,234	2,814,544	4,367,338	2,925,431

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. These statements are subject to risks and uncertainties including those described in Item 1A under the heading “Risk Factors,” and elsewhere in this Annual Report, that could cause actual results to differ materially from those projected in these forward-looking statements.  The Company cautions investors not to place undue reliance on the forward-looking statements contained in this document.  These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.

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

E&M also agreed to extend to Lotus TV, interest free, a credit facility consisting of a series of loans totaling a minimum of US$10 million over a period of ten years. The terms of each loan and the increase of the annual fee after the first three years of the agreement will be renegotiated by the parties. As of December 31, 2012, the Company has loaned Lotus TV approximately $8.17 million under this agreement, and as of December 31, 2012, $800,000 has been repaid due under the notes.

The funds the Company loaned to Lotus TV were from the private placements conducted in reliance upon exemptions from registration provided by Regulation S and/or Section 4(a)(2) promulgated under the Securities Act of 1933, as amended. All investors were not a “U.S. Person” as that term is defined in Regulation S.

On September 16, 2010, the name of E&M was changed to CEM International Ltd.

As an advertising agent, the Company operates as an advertising agent to place and handle advertising for its clients. The Company’s revenues are derived primarily from advertising placement and sale of advertising time obtained from Lotus TV.

Because all of our clients have created and produced their own advertising clips and trailers, or programs, we currently act only as an advertising placement agent for Lotus TV, and there is no advertising creating and planning activities involved at this time. Advertisers can purchase advertising time slots of Lotus TV directly from the Company. The Company currently only has two employees.

In September 2012, the Company entered into an Advertising Time Purchasing Agreement with Makeliving Limited, a client of Lotus TV, in exchange for gold bullions valued at $2,014,825. The terms of the contract provide that the Company will sell 10,000 minutes of advertising time divided into 30-second time slots for a total of 20,000 advertising slots. Although revenue is recognized as advertisements are aired, the $2,014,825 in gold bullion was prepaid. During the year ended December 31, 2012, $149,978 of revenue was recognized related to advertising time slots used and was paid by Makeliving Limited per the Advertising Time Purchase Agreement. The remaining amount is included in deferred revenue.

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

Results of Operations

Comparison of Years Ended December 31, 2012 and 2011

Operating Revenues

The following table presents a breakdown of our operating revenues among advertising revenues and revenue from TV program, i.e., revenue from sale of the advertising TV time obtained from Lotus TV:

	Years Ended December 31,
	2012		2011
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
Operating revenues:
Advertising revenue	$370,313	90.8%	$123,504	96.0%
TV Program	37,519	9.2%	5,139	4.0%
Total operating revenues	$407,832	100.0%	$128,643	100.0%

In September 2012, the Company entered into an Advertising Time Purchase Agreement with Makeliving Limited in exchange for $2,014,825 of gold bullion.  The terms of the contract provide that the Company will sell 10,000 minutes of advertising time divided into 30-second time slots for a total of 20,000 advertising slots.  Revenue is recognized as advertisements are aired. During the year ended December 31, 2012, $149,978 of revenue was recognized related to advertising time slots used and was paid by Makeliving Limited per the Advertising Time Purchase Agreement. The remaining amount is included in deferred revenue.

Operating expenses

The following table presents a breakdown of our operating expenses:

	Years Ended December 31,
	2012		2011
	Amount	% of Total Operating Expenses	Amount	% of Total Operating Expenses
Operating expenses:
License fee	$146,540	13.9%	$132,752	21.3%
Amortization of advertising right assets	501,008	47.4%	355,160	57.1%
Other general and administrative	408,897	38.7%	134,434	21.6%
Total operating expenses	$1,056,445	100.0%	$622,346	100.0%

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

Comparison of Years Ended December 31, 2011 and 2010

Operating Revenues

The following table presents a breakdown of our operating revenues among advertising revenues and revenue from TV program:

	Years Ended December 31,
	2011		2010
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
Operating revenues:
Advertising revenue	$123,504	96.0%	$5,932	100.0%
TV Program	5,139	4.0%	-	-
Total operating revenues	$128,643	100.0%	$5,932	100.0%

In addition to its normal business operation, on November 30, 2010 the Company sold its 51.6% equity interest in Moderation Limited, which in turn, owned 100% of Liaoning Sinorth Resources Co., Ltd.  The Company recognized a gain of $408,467 on the sale of the subsidiary.

Operating expenses

The following table presents a breakdown of our operating expenses:

	Years Ended December 31,
	2011		2010
	Amount	% of Total Operating Expenses	Amount	% of Total Operating Expenses
Operating expenses:
License fee	$132,752	21.3%	$42,971	29.6%
Amortization of advertising right assets	355,160	57.1%	-	-
Other general and administrative	134,434	21.6%	102,063	70.4%
Total operating expenses	$622,346	100.0%	$145,034	100.0%

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

Liquidity and Capital Resources

Cash flow information is as follows:

	Year Ended December 31,
	2012	2011	2010
Cash provided by (used in):
Operating activities	$(29,906)	$(406,686)	$227,434
Investing activities	(25,941)	(8,558,204)	(892,061)
Financing activities	-	9,000,000	-
Effect of exchange rate on cash and cash equivalents	6,471	(26,068)	(76,563)
Net increase (decrease) in cash and cash equivalents	$(49,376)	$9,042	$(741,190)

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

Off-Balance Sheet Arrangements

None.

Commitments

On August 26, 2010, CEM International Ltd. entered into an Advertising Agreement with Lotus TV, pursuant to which Lotus TV authorizes CEM as its exclusive agent to operate all of its advertising business, and to be entitled to all the revenues generated therefrom (“Advertising Rights”).

The term of this Agreement is 10 years from September 1, 2010 to August 31, 2020. In consideration for Lotus TV’s grant of the Advertising Rights, CEM agrees to pay Lotus TV a fixed annual fee every year (the “Annual Fee”) regardless of the total amount of advertising revenues received by CEM. Under the Agreement, CEM paid Lotus TV an initial Annual Fee of $1,000,000 Hong Kong dollars (approximately US$128,900) for the first year of the Agreement, which Annual Fee will increase at 10% every year for the following two years. The initial annual fee of $128,900 was paid in August 2011, and the second annual fee of $141,919 was due in August 2012, of which $103,544 was paid.  The amount of Annual Fee payable at December 31, 2012 and December 31, 2011 was $90,412 and $47,197, respectively.

CEM also agrees to extend to Lotus TV, interest free, a credit facility consisting of a series of loans (each a “Loan”) totaling a minimum of US$10 million over a period of 10 years. The terms of each Loan and the increase of Annual Fee after the first three years of the Agreement will be renegotiated by the parties. The Company currently expects that the loans will be originated from its cash reserve, advertising revenue and, if necessary, raised from the capital market.

License fee expense for the year ended December 31, 2012, 2011 and 2010 was $146,540, $132,752 and $42,870, respectively, and was included in selling, general and administrative expenses.

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

Inflation

In general, our costs are affected by inflation and we may experience the effects of inflation in future periods. Such effects have not been material to us in the past and we believe will not materially affect us in the future.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency fluctuations and changes in the market values of our investments in gold bullion.

Foreign Exchange Risk

The functional currency of our subsidiary in Macau is the Hong Kong dollar. The results of operations of, and certain of our intercompany balances associated with, are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. During the years ended December 31, 2012 and 2011 and through this date, there has been no significant fluctuation in exchange rates between Hong Kong dollars and US dollars.  However, future fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Any significant fluctuations in the exchange rate between the Hong Kong dollar and the United States dollar may bring down our operating income and lower our stock price.  We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

Investment Risk

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

We review our investments in gold bullion for impairment when events and circumstances indicate that the decline in fair value of such gold bullion below its carrying value.

We do not own any derivative financial instruments. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that require disclosure under this item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Certified Public Accounting Firm

To The Board of Directors of

Credit One Financial, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Credit One Financial, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. Credit One Financial, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credit One Financial, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss, Krusick & Associates, LLC

Winter Park, Florida

April 12, 2013

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

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2012	2011	2010
Revenue
Advertising Revenue	$370,313	$123,504	$5,932
TV Program	37,519	5,139	-
Total revenue	407,832	128,643	5,932
Operating Expenses
Selling, general and administrative	1,056,445	622,346	145,034
Total operating expenses	1,056,445	622,346	145,034

Loss from operations	(648,613)	(493,703)	(139,102)

Other Income (Expenses)
Foreign currency exchange gain (loss)	(2,900)	-	-
Interest income	364,793	223,247	2,910
Unrealized gain (loss) on investment	35,130	(264,714)	-
Total other income (expenses)	397,023	(41,467)	2,910

Net Loss Before Income Taxes (Benefit)	(251,590)	(535,170)	(136,192)

Income Tax Provision (Benefit)	-	-	-

Net loss from continued operations	$(251,590)	$(535,170)	$(136,192)

Discontinued Operations
Loss from operations of discontinued operations	-	-	(211,298)
Gain on disposal	-	-	408,467
Income tax provision	-	-	-
			197,169

Net income (loss)	$(251,590)	$(535,170)	$60,977

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	25,680	(18,131)	(5,363)

Total Comprehensive Income (Loss)	$(225,910)	$(553,301)	$55,614

Income (Loss) Per Share:
Basic and Diluted	$-	$-	0.08

Weighted Average Number of Shares:	302,155,623	302,155,623	2,155,623

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

For the Years Ended December 31, 2012, 2011 and 2010

						Non-
			Additional		Currency	Controlling	Total
	Common Shares		Paid in	Accumulated	Translation	Interest in	Stockholders’
	Number	Amount	Capital	Deficit	Adjustment	Subsidiary	Equity
Balance at December 31, 2009	2,155,623	2,156	3,193,303	(538,768)	-	1,710,647	4,367,338
Sale of interest in Moderation Ltd.	-	-	-	-	-	(1,608,378)	(1,608,378)
Currency translation adjustment	-	-	-	-	(5,363)	-	(5,363)
Loss for the year ended December 31, 2010	-	-	-	163,216	-	(102,269)	60,947
Balance at December 31, 2010	2,155,623	$2,156	$3,193,303	$(375,552)	$(5,363)	-	$2,814,544

Issuance of common stock	300,000,000	300,000	8,700,000	-	-	-	9,000,000
Currency translation adjustment	-	-	-	-	(18,131)	-	(18,131)
Loss for the year ended December 31, 2011	-	-	-	(535,170)	-	-	(535,170)
Balance at December 31, 2011	302,155,623	302,156	11,893,303	(910,722)	(23,494)	-	11,261,243
						-
Currency translation adjustment	-	-	-	-	25,680	-	25,680
Loss for the year ended December 31, 2012	-	-	-	(251,590)	-	-	(251,590)
Balance at December 31, 2012	302,155,623	$302,156	$11,893,303	$(1,162,312)	$2,186	-	$11,035,333

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012, 2011 and 2010

	For the years ended December 31,
	2012	2011		2010
Cash Flows from Operating Activities:
Net Loss	$(251,590)	$(535,170)		$60,977
Adjustments to reconcile net loss to net
cash used in operating activities:
Accretion of interest on note receivable	(364,793)	(223,661)		(2,910)
Amortization of intangible asset	501,008	355,850		4,357
Depreciation	1,964	1,538		122,352
Unrealized (gain) loss on investment	(35,130)	264,714		-
Gain on sale of Moderation Ltd.	-	-		(408,467)
Changes in operating assets and liabilities:
Accounts receivable	-	-		426,535
Inventories	-	-		814,066
Prepaid expenses and other current assets	(131,854)	(173,772)		(727,777)
Accounts payable and accrued expenses	245,646	(96,185)		(61,699)
Deferred revenue	4,843	-		-
Cash used in operating activities	(29,906)	(406,686)		227,434

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	-	(5,182)		(390,028)
Investment in note receivable	-	(7,019,778)		(1,928,839)
Payments received on notes	-	790,754		338,209
Investment in gold bullion	-	(2,577,397)		-
Change in amount due to director for gold investment	605	275,223		-
Investment in trademark	(26,546)	(21,824)		-
Sale of interest in Moderation Ltd, net of cash transferred of $969,909	-	-		1,088,597
Cash used in investing activities	(25,941)	(8,558,204)		(892,061)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	9,000,000		-
Cash provided by financing activities	-	9,000,000		-

Impact of foreign currency on cash	6,471	(26,068)		(76,563)
Net increase (decrease) in cash and cash equivalents	(49,376)	9,042		(741,190)

Cash and Cash Equivalents, Beginning	250,167	241,125		982,315

Cash and Cash Equivalents, Ending	$200,791	$250,167		241,125

Supplemental Cash Flow Information:
Cash Payments For:
Interest	$-	$-	$

Income Taxes		$-		$-	$
Non-Cash Investing Activities:
Note receivable converted to prepaid expenses		$800,000		$-	$
Gold bullion received for advertising agreement (deferred revenue)		$2,014,825		$-	$
Conversion of accounts receivable to note receivable	$		$			$239,019
Conversion of prepaid expenses to notes receivable	$		$			$746,480

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

In September 2012, the Company entered into a Trust Agreement with William G. Hu, Esq. as the trustee to hold the Company’s gold bullions. Upon receipt of the gold bullions, the trustee issued electronic receipts, each known as a “Goldeq”, which can be used, in lieu of gold, as an intermediary to facilitate the exchange of goods and services conducted on the Company’s proposed joint venture with Lotus TV, in which a series of interactive game shows will be launched via satellite TV and the Internet for viewers throughout the world to participate, and Lotus TV will provide broadcasting time.

To date, the Company has neither participated in the exchange of goods and services, nor in interactive game shows.  At this stage, the Company receives payment for advertising time spots from a client of Lotus TV in gold bullion.

In addition to the Company’s investment in gold bullion, it also received gold bullion as payment from sale of advertising time.  In September 2012, the Company entered into an Advertising Time Purchase Agreement with Makeliving Limited in exchange for $2,014,825 of gold bullion.  The terms of the contract provide that the Company will sell 10,000 minutes of advertising time divided into 30-second time slots for a total of 20,000 advertising slots. As a result, the Company received 190 gold bullions, 5-tael per bullion, valued at $2,014,825 at that time.

Foreign Currency

The Company reports it financial position and results of operations in U.S. dollars.  For its subsidiaries that have functional currencies that are foreign currencies, the elements of the financial statements are translated by using a current exchange rate.  For assets and liabilities, the exchange rate at the balance sheet date is used and for revenues, expenses, gains, and losses, the exchange rate at the dates on which those elements are recognized is used.  Transaction adjustments result from the process of translating the subsidiaries’ financial statements into US dollars and are not included in determining net income, but are reported in other comprehensive income.  There were currency translation adjustments of $25,680, $(18,131), and $(5,363) as of December 31, 2012, 2011 and 2010, respectively. These were included in Other Comprehensive Income (Loss).

Foreign currency transactions are transactions denominated in a currency other than the entity's functional currency.  At the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the recording entity are adjusted to reflect the current exchange rate, with any resulting differences reported in the current period statement of operations. For the years ended December 31, 2012, 2011 and 2010, the Company recognized $2,900, $0, and $0, respectively, of foreign currency exchange losses in the consolidated statements of operations.

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

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at December 31, 2012, 2011 and 2010, respectively.

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

Summarized financial information for discontinued operations is shown below for the years ended December 31, 2012, 2011 and 2010, respectively:

	2012	2011	2010

Sales	$ -	-	$ 2,998,507
Cost of sales	-	-	(2,883,336)
Gross Profit (loss)	-	-	115,171
Operating expenses	-	-	(384,490)
Loss from operations	-	-	(269,319)
Other income (expenses)	-	-	58,021
Loss before income taxes	-	-	(211,298)
Income tax provision (benefit)	-	-	-
Loss from discontinued operations	$ -	-	$ (211,298)

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

Due to the Company’s accumulated net losses, there was no provision for income taxes. The Company’s effective tax rate for the period ended December 31, 2012 was 0% due to the net operating loss carry-forward.  The Company’s taxes were subject to a full valuation allowance as follows at December 31, 2012, 2011 and 2010:

December 31, 2012
Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$474,192	2019 - 2032	$178,438	$(178,438)
Macau	688,120	2013 - 2015	82,574	(82,574)
	$1,162,312		$261,012	$(261,012)

December 31, 2011
Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$414,498	2019-2031	$155,976	$(155,976)
Macau	496,223	2013-2014	59,547	(59,547)
	$910,721		$215,523	$(215,523)
December 31, 2010

Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$311,649	2019-2030	124,800	(124,800)
Macau	43,903	None	5,268	(5,268)
	$375,552		$130,068	$(130,068)

The net deferred tax asset generated by the loss carry-forward has been fully reserved.

The Company has no United States corporate income tax liability as of December 31, 2012, 2011 and 2010.

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

The Company carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because before we received a comment letter dated November 22, 2013, from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “Staff”), we believed we were a smaller reporting company not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in the annual report. Hence, no attestation report of the registered public accounting firm was made at that time. Since it was very close to the end of our fiscal 2013 year-end when we received the Staff’s comments, we are not able to provide an attestation report of the registered public accounting firm for the year end of 2012.  We intend to provide an attestation report on our internal control over financial reporting in our 2013 Annual Report.

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

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth the compensation of the Company's executive officers during the last two fiscal years:

Summary Compensation Table

						Non- Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Dicky Cheung	2012	-	-	-	-	-	-	-	-
CEO,	2011	-	-	-	-	-	-	-	-
President	2010	-	-	-	-	-	-	-	-
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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Dicky Cheung, the Company’s director, President and CEO, purchased gold bullions on behalf of the Company in August 2011. Purchases made under this arrangement totaled approximately HKD $20 Million (USD $2.6 Million). HKD $2,137,915 (USD $275,828) remained payable to the director at December 31, 2012, which is non-interest bearing and due on demand. The reason Mr. Dicky Cheung purchased such gold bullion in August 2011 was: (1) In connection with the Company’s cooperation with Lotus TV to produce interactive game shows, electronic receipts of gold bullions known as “Goldeq” will be used.  (2) At the time of the purchase, gold price was going up significantly, which seemed to be a good investment opportunity.

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

Not Applicable.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Moss, Krusick and Associates, LLC (“Moss Krusick”) for professional services rendered for the fiscal years ended December 31, 2012 and 2011:

Fee Category	2012	2011	2010
Audit fees	$41,427	$67,090	$66,381
Audit related fees	-	-	-
Tax fees*	2,300	2,255	2,950

Total fees	$43,727	$69,345	$69,331

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

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Consolidated Financial Statements.

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits

3.1	Articles of Incorporation, incorporated by reference herein from Exhibit 3(i) (A) to our Form 10-SB filed June 25, 2003.

3.2	Amended Articles of Incorporation, incorporated by reference herein from Exhibit 3(i)(B) to our Form 10-SB filed June 25, 2003

3.3	Amended Articles of Incorporation, incorporated by reference herein from Exhibit 3(i)(C) to our Form 10-QSB for the fiscal quarter ended March 31, 2005.

3.3(i)	Amended Articles of Incorporation, incorporated by reference herein from Exhibit 3.3 to our Current Report on Form 8-K filed January 4, 2010.

3.4	By-laws incorporated by reference herein from Exhibit 3(ii) to our Form 10-SB filed June 25, 2003

10.1	Stock Purchase Agreement with STM 1, LLC dated May 3, 2006, incorporated by reference herein from Exhibit 99 to our Form 8-K filed May 9, 2006.

10.2	Exclusive Advertising Agreement dated August 26, 2010, incorporated by reference herein from Exhibit 10.2 to our Form 8-K filed October 9, 2013

10.3	A Form of Promissory Note, incorporated by reference herein from Exhibit 10.3 to our Form 8-K filed October 9, 2013

10.4	Advertising Time Purchase dated September 27, 2012, incorporated by reference herein from Exhibit 10.4 to our Form 8-K filed October 9, 2013

10.5	Securities Purchase Agreement dated January 30,2013, incorporated by reference herein from Exhibit 10.5 to our Form 8-K filed October 9, 2013

10.6	Trust Agreement dated September 5, 2012, incorporated by reference herein from Exhibit 10.6 to our Form 10-K/A filed October 9, 2013

14	Code of Ethics, incorporated by reference herein from Exhibit 14 to our Form 8-K filed February 1, 2010

21	List of Subsidiaries of the Company, incorporated by reference herein from Exhibit 21 to our Form 10-K for the year 2012 filed April 15, 2013

31.1	Certification pursuant to Section 13a-14 of the Securities Exchange Act of 1934

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1830)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDIT ONE FINANCIAL, INC.

By: /s/ Dicky Cheung

Dicky Cheung

President & CEO

(Principal Executive Officer and Principal Financial Officer)

Date:  December 27, 2013

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dicky Cheung

Dicky Cheung

President & CEO

(Principal Executive Officer and Principal Financial Officer)

Date:  December 27, 2013

By: /s/ Xueyi Fan

Xueyi Fan, Director

Date:  December 27, 2013