Form 10-K
period 2013-12-31
CREDIT ONE FINANCIAL INC
filed 2014-03-10
CIK 1201135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐   NO  ☒

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Approximately $706 million.

(APPLICABLE ONLY TO CORPORATE REGISTRANT)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  326,155,623 shares of the registrant’s common stock were outstanding as of March 7, 2014.

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

Description of Business

The Company, through its wholly owned subsidiary CEM International Ltd, operates as an advertising agent to place and handle advertising for its clients.  On August 26, 2010, CEM entered into an exclusive agreement with Macau Lotus Satellite TV Media Limited (“Lotus TV”) to provide advertising services for a ten-year period commencing on September 1, 2010.  Because the clients of the Company have created and produced their own advertising clips and trailers, or programs, the Company currently acts only as an advertising placement agent for Lotus TV, and there is no advertising creating and planning activities involved at this time.

In consideration for the exclusive advertising rights granted by Lotus TV, CEM agreed to extend to Lotus TV, interest free, a credit facility consisting of a series of loans totaling $10 million over the course of the agreement.  As of December 31, 2013, CEM has loaned Lotus TV approximately $8.77 million under this agreement, and as of December 31, 2013, Lotus TV has repaid $800,000 due under the notes.

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

Research and Development

For the year ended December 31, 2013, the Company did not conduct any research or development activities.  The Company does not anticipate conducting such activities in the near future.

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

Employees

As of December 31, 2013, the Company had two employees.  As its business activities increase in size, the Company may need to hire additional employees.  None of the Company’s employees are covered by collective bargaining agreements.  We believe our relationships with employees to be satisfactory.

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

We have incurred operating losses since our inception. As a result, at December 31, 2013 we had an accumulated deficit of $1,833,731.  Our revenues from continuing operations for the years ended December 31, 2013, 2012, and 2011were $719,330, $407,832 and $128,643, respectively.  There is no assurance that we can achieve profitability.

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

The functional currency of our operations in Macau is the Hong Kong dollar.  Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results.  During the years ended December 31, 2013, 2012 and 2011 and through this date, there has been no significant fluctuation in exchange rates between Hong Kong dollars and US dollars.  However, future fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Any significant fluctuations in the exchange rate between the Hong Kong dollar and the United States dollar may bring down our operating income and lower our stock price.  We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

Risks Related to the Company’s Securities

Management exercises significant control over matters requiring shareholder approval which may result in the delay or prevention of a change in our control.

Dicky Cheung, our President and CEO, beneficially owned 90,693,454 shares, or approximately 27.8%, of our outstanding common stock as of December 31, 2013.  Accordingly, he could significantly influence us on matters submitted to the stockholders for approval.  These matters include the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control that might otherwise be beneficial to our other stockholders.  His interests may differ from the interests of our other shareholders.

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

	High	Low
Year ended December 31, 2013:
First quarter	$3.00	$2.00
Second quarter	$3.00	$3.00
Third quarter	$3.75	$3.00
Fourth quarter	$3.75	$2.00

Year ended December 31, 2012:
First quarter	$3.00	$1.01
Second quarter	$5.00	$1.01
Third quarter	$5.00	$5.00
Fourth quarter	$5.00	$2.00

Holders

As of December 31, 2013, the Company had approximately 82 holders of record of its common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

On January 30, 2013, the Company entered into a Securities Purchase Agreement with certain investors in a private placement.  Pursuant to the agreement, the Company agreed to issue and investors agree to purchase an aggregate of 183 million shares of the Company's common stock, at a price of $0.03 per share, for an aggregate consideration of $5,490,000 in cash. As of December 31, 2013, two investors executed the agreement to purchase 24 million shares for $720,000. The Company has received $720,000 on April 9, 2013.

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

	Years Ended December 31,
	2013	2012	2011	2010	2009

Statements of Operations:
Net sales	$719,330	$407,832	$123,504	$5,932	$-
Income (loss) from operations	(470,550)	(648,613)	(535,170)	(136,192)	(54,473)
Net income (loss)	(671,419)	(251,590)	(535,170)	(60,977)	(498,993)
Earnings per share (basic and diluted)	$-	$-	$0.08	$-	$-
Weighted average shares used in computation of earnings per share:	319,711,801	302,155,623	302,155,623	2,155,623	107,781,150

Statements of Cash Flows:
Net cash provided (used in) by operating activities	$(354,784)	$(29,906)	$(406,686)	$227,434	$(1,287,759)
Net cash provided (used in) by investing activities	1,775,621	(25,941)	(8,558,204)	(892,061)	(2,595,231)
Net cash provided (used in) by financing activities	444,355	-	9,000,000	-	1,940,900

	Years December 31,
	2013	2012	2011	2010	2009
Balance Sheets:
Total assets	$11,284,330	$13,626,676	$11,585,887	$2,960,150	$5,931,779
Total shareholders’ equity	11,082,404	11,035,333	11,261,243	2,814,544	4,367,338

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

E&M also agreed to extend to Lotus TV, interest free, a credit facility consisting of a series of loans totaling a minimum of US$10 million over a period of ten years. The terms of each loan and the increase of the annual fee after the first three years of the agreement will be renegotiated by the parties. As of December 31, 2013, the Company has loaned Lotus TV approximately $8.77 million under this agreement, and as of December 31, 2013, $800,000 has been repaid due under the notes.

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

The Company invested in gold bullion. As of December 31, 2012 and 2011, the Company held gold bullion valued at $4,367,420 and $2,312,683, respectively.  In September 2012, the Company entered into a Trust Agreement with a law firm as the trustee to hold the Company’s gold bullions.  Upon receipt of the gold bullions, the Trustee issued electronic receipts, each known as a “Goldeq”, which can be used, in lieu of gold, as an intermediary to facilitate the exchange of goods and services conducted on the Company’s proposed joint venture with Lotus TV, in which a series of interactive game shows will be launched via satellite TV and the Internet for viewers throughout the world to participate, and Lotus TV will provide broadcasting time.  The goods and services originally proposed for exchange were household items or household services, such as books and audios, cosmetics, shoes and leather bags, computers and office suppliers, home repairs or web design, etc. To date, the Company is still in design and development stage of the project.

In addition to its investment in gold bullion, the Company also received gold bullion as payment from sale of advertising time.  In September 2012, the Company entered into an Advertising Time Purchase Agreement with Scientific Energy, Inc. in exchange for $2,014,825 of gold bullion.  The terms of the contract provide that the Company will sell 10,000 minutes of advertising time divided into 30-second time slots for a total of 20,000 advertising slots. As a result, the Company received 190 gold bullions, 5-tael per bullion, valued at $2,014,825 at that time.

Although revenue is recognized as advertisements are aired, the $2,014,825 in gold bullion was prepaid. During the year ended December 31, 2013 and 2012, $504,752 and $149,978 of revenue was recognized related to advertising time slots used, respectively. Pursuant to the agreement between the Company and the client, the remaining amount of deferred revenue of $978,687 was refunded to client on December 30, 2013, which resulted in a gain of $380,510 to the Company due to fluctuations in the price of gold bullion and related Goldeq.

On February 17, 2013 and on December 12, 2013, the Company sold all its gold bullion on hand for $26,249,236 Hong Kong dollars (approximately US$3,384,203) in cash, which resulted in a cumulative loss of approximately $1,206,798 since the gold was originally acquired in 2012 and 2011.

In December 2013, pursuant to Scientific Energy, Inc.’s request, the Company agreed to refund for the unused advertising time on Lotus TV in the aggregate amount of $7,593,834.93 Hong Kong dollars (approximately US$978,687) , which represented 6,750 minutes of unused advertising TV time.

Results of Operations

Comparison of Years Ended December 31, 2013 and 2012

Operating Revenues

The following table presents a breakdown of our operating revenues among advertising revenues and revenue from TV program, i.e., revenue from sale of the advertising TV time obtained from Lotus TV:

	Years Ended December 31,
	2013		2012
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
Operating revenues:
Advertising revenue	$698,141	97.1%	$370,313	90.8%
TV Program	21,189	2.9%	37,519	9.2%
Total operating revenues	$719,330	100.0%	$407,832	100.0%

In September 2012, the Company entered into an Advertising Time Purchase Agreement with Scientific Energy Inc.  in exchange for $2,014,825 of gold bullion.  The terms of the contract provide that the Company will sell 10,000 minutes of advertising time divided into 30-second time slots for a total of 20,000 advertising slots.  Revenue is recognized as advertisements are aired. During the year ended December 31, 2013, $504,752 of revenue was recognized related to advertising time slots used and was paid by Scientific Energy, Inc. per the Advertising Time Purchase Agreement. The remaining amount was included in deferred revenue.

On December 12, 2013, the Company refund all unused advertising time on Lotus TV in the aggregate amount of 404,995 seconds (or 6,750 minutes) valued $7,593,834.93 Hong Kong dollars. As of December 31, 2013, there was no more deferred revenue.

Operating expenses

The following table presents a breakdown of our operating expenses:

	Years Ended December 31,
	2013		2012
	Amount	% of Total Operating Expenses	Amount	% of Total Operating Expenses
Operating expenses:
License fee	$161,200	13.5%	$146,540	13.9%
Amortization of advertising right assets	528,141	44.4%	501,008	47.4%
Other general and administrative	500,538	42.1%	408,897	38.7%
Total operating expenses	$1,189,880	100.0%	$1,056,445	100.0%

Operating expenses for the year ended December 31, 2013 were $1,189,880, as compared to $1,056,445 for 2012.  The increase in operating expenses was mainly due to the increase of entertainment expense of $99,531 for interactive game shows development purpose.

Other income (expenses)

Our total other expenses for the year ended December 31, 2013 was $200,870, which primarily consisted of interest income of $394,679, loss on investments of $976,060, gain on refund of Goldeq of $380,510.  For 2012, the other income (expense) was $397,023, which consisted of interest income of $364,793, gain on investment of $35,130, and foreign currency exchange loss of $2,900.

Net income (loss)

For the year ended December 31, 2013, the Company had a net loss of $671,419, or $0.00 per share, as compared to a net loss of $251,590, or $0.00 per share, for 2012.

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

In September 2012, the Company entered into an Advertising Time Purchase Agreement with Makeliving Limited in exchange for $2,014,825 of gold bullion.  The terms of the contract provide that the Company will sell 10,000 minutes of advertising time divided into 30-second time slots for a total of 20,000 advertising slots.  Revenue is recognized as advertisements are aired. During the year ended December 31, 2012, $149,978 of revenue was recognized related to advertising time slots used and was paid by Makeliving Limited per the Advertising Time Purchase Agreement. The remaining amount was included in deferred revenue.

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

Other income (expenses)

Our total other income (expenses) for the year ended December 31, 2012 was $397,023, which consisted of interest income of $364,793, gain on investments of $35,130, and a foreign currency exchange loss of $2,900.  For 2011, the other income (expense) was $(41,467), which consisted of interest income of $223,247 and loss on investment of $264,714.

Net income (loss)

For the year ended December 31, 2012, the Company had a net loss of $251,590, or $0.00 per share, as compared to a net loss of $535,170, or $0.00 per share, for 2011.

Liquidity and Capital Resources

Cash flow information is as follows:

	Year Ended December 31,
	2013	2012	2011
Cash provided by (used in):
Operating activities	$(1,333,825)	$(29,906)	$(406,686)
Investing activities	2,754,662	(25,941)	(8,558,204)
Financing activities	444,355	-	9,000,000
Effect of exchange rate on cash and cash equivalents	20,960	6,471	(26,068)
Net increase (decrease) in cash and cash equivalents	$1,866,152	$(49,376)	$9,042

At December 31, 2013, the Company had a cash balance of $2,086,943.  For the year ended December 31, 2013, the operating activities of the Company used net cash of $1,333,825, as compared to net cash used by the operating activities of $29,906 for the prior year.  Cash used in 2013 operating activities resulted primarily from the following: current year net loss of $671,419; offset by the net change in operating assets and liabilities of $(1,377,456); and non-cash operating inflows of $715,049.

Net cash provided by investing activities for the year ended December 31, 2013 amounted to $2,754,662, compared to $25,941 of net cash used in 2012.  This 2013 amount pertains primarily to proceeds from gold sale of $3,384,203, and offset by net cash used in investments in note receivable of $600,591 and trademark of 28,950. The 2012 amount was primarily due to investment in to trademark of $26,546.

For the year ended December 31, 2013, the Company’s financing activities provided net cash of $444,355, of which $720,000 were proceeds from issuance of 24 million shares of the Company’s common stock in a private placement offset by payment of related party loan of $275,645.  For the prior year (2012), there were no financing activities, and for the of 2011, the Company’s financing activities provided net cash of $9,000,000, which were proceeds from issuance of 300 million shares of the Company’s common stock in a private placement.

On January 30, 2013, the Company entered into a Securities Purchase Agreement with certain investors in a private placement. Pursuant to the agreement, the Company agreed to issue and investors agreed to purchase an aggregate of 183 million shares of the Company's common stock, at a price of $0.03 per share, for an aggregate consideration of $5,490,000 in cash.  As of December 30, 2013, there were 24 million shares of the Company’s common stock issued.

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

The term of this Agreement is 10 years from September 1, 2010 to August 31, 2020. In consideration for Lotus TV’s grant of the Advertising Rights, CEM agrees to pay Lotus TV a fixed annual fee every year (the “Annual Fee”) regardless of the total amount of advertising revenues received by CEM. Under the Agreement, CEM paid Lotus TV an initial Annual Fee of $1,000,000 Hong Kong dollars (approximately US$128,900) for the first year of the Agreement, which Annual Fee will increase at 10% every year until 2017. The amount of Annual Fee payable at December 31, 2013 and December 31, 2012 was $-0- and $90,412, respectively.

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

License fee expense for the year ended December 31, 2013, 2012 and 2011 was $161,200, $146,540 and $132,752, respectively, and was included in selling, general and administrative expenses.

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

Foreign Exchange Risk

The functional currency of our subsidiary in Macau is the Hong Kong dollar. The results of operations of, and certain of our intercompany balances associated with, are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. During the years ended December 31, 2013, 2012 and 2011 and through this date, there has been no significant fluctuation in exchange rates between Hong Kong dollars and US dollars.  However, future fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Any significant fluctuations in the exchange rate between the Hong Kong dollar and the United States dollar may bring down our operating income and lower our stock price.  We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

Investment Risk

We invested in gold bullion. As of December 31, 2012 and 2011, we held gold bullion valued at $4,367,420 and $2,312,683, respectively. The price of gold can fluctuate significantly. The price of gold has been and will continue to be affected by numerous factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, central bank activities, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors.  The gold price may decline in the future.  A substantial or extended decline in gold price would adversely impact our net income and may negatively affect our business.

We reviewed our investments in gold bullion for impairment when events and circumstances indicate that the decline in fair value of such gold bullion below its carrying value.  As of December 31, 2013, all of our investments in gold were sold.

We do not own any derivative financial instruments. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that require disclosure under this item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Certified Public Accounting Firm

To The Board of Directors of

Credit One Financial, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Credit One Financial, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. Credit One Financial, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credit One Financial, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss, Krusick & Associates, LLC

Winter Park, Florida

March 7, 2014

CREDIT ONE FINANCIAL, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012
Current Assets:
Cash and cash equivalents	$2,086,943	$200,791
Investment in gold bullion	-	4,367,420
Prepaid expense and other current assets	753,685	1,105,628
Total current assets	2,840,628	5,673,839

Property, Plant and Equipment
Furniture and fixtures	6,556	6,556
Less: accumulated depreciation	(6,058)	(4,295)
Total Property, Plant and Equipment	498	2,261

Trademark, net	77,320	48,370
Note receivable	4,783,768	4,058,268
Intangible assets, net of accumulated amortization of $1,390,315 and $862,427, respectively	3,582,116	3,843,938

Total Assets	$11,284,330	$13,626,676

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$201,926	$295,067
Advance from officer	-	275,828
Deferred revenue	-	2,020,448
Total current liabilities	201,926	2,591,343

Shareholders’ Equity
Common stock, $0.001 par value, 500,000,000 shares authorized, 326,155,623 and 302,155,623 shares issued and outstanding as of December 31, 2013 and 2012, respectively	326,156	302,156
Additional paid-in capital	12,589,304	11,893,303
Accumulated deficit	(1,833,731)	(1,162,312)
Currency translation adjustment	675	2,186
Total shareholders’ equity	11,082,404	11,035,333

Total Liabilities and Shareholders’ Equity	$11,284,330	$13,626,676

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2013	2012	2011
Revenue
Advertising Revenue	$698,141	$370,313	$123,504
TV Program	21,189	37,519	5,139
Total revenue	719,330	407,832	128,643
Operating Expenses
Selling, general and administrative	1,189,880	1,056,445	622,346
Total operating expenses	1,189,880	1,056,445	622,346

Loss from operations	(470,550)	(648,613)	(493,703)

Other Income (Expenses)
Foreign currency exchange gain (loss)	-	(2,900)	-
Interest income	394,679	364,793	223,247
Gain (loss) on investment in gold	(976,058)	35,130	(264,714)
Gain on refund of Goldeq	380,510	-	-
Total other income (expenses)	(200,869)	397,023	(41,467)

Net Loss Before Income Taxes (Benefit)	(671,419)	(251,590)	(535,170)

Income Tax Provision (Benefit)	-	-	-

Net loss	$(671,419)	$(251,590)	$(535,170)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(1,511)	25,680	(18,131)

Total Comprehensive Income (Loss)	$(672,930)	$(225,910)	$(553,301)

Income (Loss) Per Share:
Basic and Diluted	$-	$-	$-

Weighted Average Number of Shares:	319,711,801	302,155,623	302,155,623

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

For the Years Ended December 31, 2013, 2012 and 2011

			Additional		Currency	Total
	Common Shares		Paid in	Accumulated	Translation	Stockholders’
	Number	Amount	Capital	Deficit	Adjustment	Equity
Balance at December 31, 2010	2,155,623	$2,156	$3,193,303	$(375,552)	$(5,363)	$2,814,544
Issuance of common stock	300,000,000	300,000	8,700,000	-	-	9,000,000
Currency translation adjustment	-	-	-	-	(18,131)	(18,131)
Loss for the year ended December 31, 2011	-	-	-	(535,170)	-	(535,170)
Balance at December 31, 2011	302,155,623	302,156	$11,893,303	(910,722)	(23,494)	11,261,243

Currency translation adjustment	-	-	-	-	25,680	25,680
Loss for the year ended December 31, 2012	-	-	-	(251,590)	-	(251,590)
Balance at December 31, 2012	302,155,623	302,156	11,893,303	(1,162,312)	2,186	11,035,333

Issuance of common stock	24,000,000	24,000	696,000			720,000
Currency translation adjustment	-	-	-	-	(1,511)	(1,511)
Loss for the year ended December 31, 2012	-	-	-	(671,419)	-	(671,419)
Balance at December 31, 2013	326,155,623	$326,156	$12,589,303	$(1,833,731)	$675	$11,082,404

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013, 2012 and 2011

	For the years ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net loss	$(671,419)	$(251,590)	$(535,170)
Adjustments to reconcile net loss to net
cash used in operating activities:
Accretion of interest on note receivable	(394,675)	(364,793)	(223,661)
Amortization of intangible asset	528,141	501,008	355,850
Depreciation	1,764	1,964	1,538
(Gain) loss on investment in gold	960,330	(35,130)	264,714
Gain on refund of Goldeq	(380,510)	-	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	354,190	(131,854)	(173,772)
Accounts payable and accrued expenses	(93,141)	245,646	(96,185)
Refund of cash to customer from sale of gold	(979,041)	-	-
Deferred revenue	(659,463)	4,843	-
Cash used in operating activities	(1,333,825)	(29,906)	(406,686)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	-	-	(5,182)
Investment in note receivable	(600,591)	-	(7,019,778)
Payments received on notes	-	-	790,754
Proceeds (payment) from investment in gold bullion	3,384,203	-	(2,577,397)
Change in amount due to director for gold investment	-	605	275,223
Investment in trademark	(28,950)	(26,546)	(21,824)
Cash provided by (used in) investing activities	2,754,662	(25,941)	(8,558,204)

Cash Flows from Financing Activities:
Payments on related party loan	(275,645)	-	-
Proceeds from issuance of common stock	720,000	-	9,000,000
Cash provided by financing activities	444,355	-	9,000,000

Impact of foreign currency on cash	20,960	6,471	(26,068)
Net increase (decrease) in cash and cash equivalents	1,866,152	(49,376)	9,042

Cash and Cash Equivalents, Beginning	200,791	250,167	241,125

Cash and Cash Equivalents, Ending	$2,086,943	$200,791	250,167

Supplemental Cash Flow Information:
Cash Payments For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
Non-Cash Investing Activities:
Note receivable converted to prepaid expenses	$-	$800,000	$-
Goldeq received for advertising agreement (deferred revenue)	$-	$2,014,825	$-

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

Notes to Consolidated Financial Statements

December 31, 2013

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

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately $541,026 in U.S. net operating loss carry-forwards and $1,292,705 in Macau net operating loss carry-forwards as of December 31, 2013, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income from operations in the United States of America will be realized during the applicable carry-forward periods.  The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

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

As of December 31, 2013, the Company maintained $2,046,947 in foreign bank accounts not subject to FDIC coverage.  The remaining balance of $39,996 at December 31, 2013 was maintained in a domestic bank account and fully insured by FDIC.

Investment in Gold Bullion

The Company invested in gold bullion. As a precious metal, the investment in gold bullion was stated at its monetary fair value as determined by the Chinese Gold & Silver Exchange Society. Any adjustments to the fair value of the investments were recorded in unrealized gain or loss on the accompanying consolidated statements of operations and comprehensive income (loss).

In September 2012, the Company entered into a Trust Agreement with William G. Hu, Esq. as the trustee to hold the Company’s gold bullions. Upon receipt of the gold bullions, the trustee issued electronic receipts, each known as a “Goldeq”, which can be used, in lieu of gold, as an intermediary to facilitate the exchange of goods and services conducted on the Company’s proposed joint venture with Lotus TV, in which a series of interactive game shows will be launched via satellite TV and the Internet for viewers throughout the world to participate, and Lotus TV will provide broadcasting time. To date, the Company is still in design and development stage of the above project.

In addition to its investment in gold bullion, the Company also received gold bullion as payment from sale of advertising time.  In September 2012, the Company entered into an Advertising Time Purchase Agreement with Scientific Energy, Inc. in exchange for $2,014,825 of gold bullion.  The terms of the contract provide that the Company will sell 10,000 minutes of advertising time divided into 30-second time slots for a total of 20,000 advertising slots. As a result, the Company received 190 gold bullions, 5-tael per bullion, valued at $2,014,825 at that time.

On February 17, 2013 and on December 12, 2013, the Company sold its all gold bullion on hand for $26,249,236 Hong Kong dollars (approximately US$3,384,203) in cash, which resulted in a cumulative loss of approximately $1,206,798 since the gold was acquired in 2012 and 2011.

In December 2013, Scientific Energy, Inc. decided that the remaining unused advertising time would no longer be needed, and the Company agreed to refund to it for the unused advertising time on Lotus TV in the aggregate amount of $7,593,834.93 Hong Kong dollars (approximately US$979,218) , which represented 6,750 minutes of unused advertising TV time.

Foreign Currency

The Company reports it financial position and results of operations in U.S. dollars.  For its subsidiaries that have functional currencies that are foreign currencies, the elements of the financial statements are translated by using a current exchange rate.  For assets and liabilities, the exchange rate at the balance sheet date is used and for revenues, expenses, gains, and losses, the exchange rate at the dates on which those elements are recognized is used.  Transaction adjustments result from the process of translating the subsidiaries’ financial statements into US dollars and are not included in determining net income, but are reported in other comprehensive income.  There were currency translation adjustments of $(1,511), $25,680, and $(18,131) as of December 31, 2013, 2012 and 2011, respectively. These were included in Other Comprehensive Income (Loss).

Foreign currency transactions are transactions denominated in a currency other than the entity's functional currency.  At the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the recording entity are adjusted to reflect the current exchange rate, with any resulting differences reported in the current period statement of operations. For the years ended December 31, 2013, 2012 and 2011, the Company recognized $0, $2,900, and $0, respectively, of foreign currency exchange losses in the consolidated statements of operations.

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

In September 2012, the Company entered into an advertising agreement in exchange for $2,014,825 of gold bullion.  During the years ended December 31, 2013 and 2012, $504,752 and $149,978 of revenue were earned under the arrangement. Pursuant to the agreement between the Company and the client, the remaining amount of $978,687 was refund to client on December 30, 2013.

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

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at December 31, 2013, 2012 and 2011, respectively.

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

On September 25, 2012, Lotus TV invoiced the Company $1,000,000 for handling fees related to an advertising agreement which had not commenced.  The invoice terms included $200,000 cash and $800,000 reduction in the note receivable balance due from Lotus TV.  The $1,000,000 fee was included in prepaid expense, and is being amortized to expense as advertising slots are used. As of December 31, 2012, the balance of prepaid expenses related to this advertising agreement is approximately $679,000.

On April 9, 2013, CEM issued Lotus TV an additional loan HK$4,658,425 (US$600,000), backed by a non-interest bearing promissory note, due on August 31, 2020. The note receivable was discounted to its estimated fair value of HK$2,578,771 (US$332,143) using an effective interest rate of 8%. This difference between the face value and the present value of HK$2,076,654 (US$267,857) was allocated to the intangible asset captioned Exclusive Advertising Rights.

An intangible asset captioned Exclusive Advertising Rights has been recorded in the accompanying consolidated balance sheets representing the difference between the face amount of the notes receivable and the respective present values at the time of issuance.  This difference was deemed an asset because the interest-free note was a condition of the exclusive agreement.

A Summary of the notes receivable and intangible asset are as follows:

SCHEDULE OF NOTE RECEIVABLE

Date of Note	Amount Paid Lotus TV	Discounted Note Balance at Inception	Note Balance As of 12/31/ 2012	Note Balance As of 12/31/2013
12/17/2010	$ 1,928,839	$ 913,872	$ 236,804	$ 293,942
1/31/2011	780,000	363,279	425,945	461,090
6/12/2011	5,623,255	2,680,610	3,059,468	3,311,907
8/9/2011	616,523	299,814	336,051	363,779
4/9/2013	600,000	332,143	-	353,050
	$ 9,548,617	$ 4,589,718	$ 4,058,268	$ 4,783,768

SCHEDULE OF INTANGIBLE ASSET

Date of Note	Amount Paid Lotus TV	Amount Allocated to Intangible Asset	Intangible Asset, Net As of 12/31/ 2012	Intangible Asset, Net As of 12/31/2013
12/17/2010	$ 1,928,839	$ 1,014,967	$ 804,298	699,075
1/31/2011	780,000	416,721	335,489	291,597
6/12/2011	5,623,255	2,942,645	2,434,403	2,115,917
8/9/2011	616,523	316,709	269,748	234,458
4/9/2013	600,000	267,857	-	241,070
	$ 9,548,617	$ 4,958,899	$ 3,843,938	3,582,117

Interest income accrued on the notes amounted to $394,675 for 2013, $364,793 for 2012 and $223,661 for 2011.  Amortization of the intangible asset amounted to $528,277 for 2013, $501,008 for 2012 and $355,850 for 2011, and was included in selling, general and administrative expenses in the accompanying consolidated financial statements.

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

Due to the Company’s accumulated net losses, there was no provision for income taxes. The Company’s effective tax rate for the period ended December 31, 2013 was 0% due to the net operating loss carry-forward.  The Company’s taxes were subject to a full valuation allowance as follows at December 31, 2013, 2012 and 2011:

December 31, 2013
Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$541,035	2019 - 2033	$203,591	$(203,591)
Macau	1,292,695	2013 - 2016	155,123	(155,123)
	$1,833,730		$358,715	$(358,715)

December 31, 2012
Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$474,192	2019 - 2032	$178,438	$(178,438)
Macau	688,120	2013 - 2015	82,574	(82,574)
	$1,162,312		$261,012	$(261,012)

December 31, 2011
Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$414,498	2019 - 2031	$155,976	$(155,976)
Macau	496,223	2013 - 2014	59,547	(59,547)
	$910,721		$215,523	$(215,523)

The net deferred tax asset generated by the loss carry-forward has been fully reserved.

The Company has no United States corporate income tax liability as of December 31, 2013, 2012 and 2011.

Note 5 – Capital Stock

On April 9, 2010, the Company filed a Certificate of Amendment with the Secretary of State of the State of Florida to increase the authorized number of shares of its common stock from 110,000,000 shares to 500,000,000 shares, with a par value of $0.001 per share. As of December 31, 2013, there were 326,155,637 shares of the Company’s common stock issued and outstanding.

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

The term of this Agreement is 10 years from September 1, 2010 to August 31, 2020. In consideration for Lotus TV’s grant of the Advertising Rights, E&M agrees to pay Lotus TV a fixed annual fee every year (the “Annual Fee”) regardless of the total amount of advertising revenues received by E&M. Under the Agreement, E&M paid Lotus TV an initial Annual Fee of $1,000,000 Hong Kong dollars (approximately US$128,900) for the first year of the Agreement, which Annual Fee will increase at 10% every year for the following two years. The amount of Annual Fee payable at December 31, 2013 and December 31, 2012 was $-0- and $90,412, respectively.

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

License fee expense for the year ended December 31, 2013, December 31, 2012 and 2011 was $161,200, $146,540 and $132,752, respectively, and was included in selling, general and administrative expenses.

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

Note 8 – Related Party Transactions

A director of the Company purchased investments in gold bullion on behalf of the Company in August 2011. Purchases made under this arrangement totaled approximately HKD $20 Million (USD $2.6 Million). HKD $2,137,915 (USD $275,828) remained payable to the director at December 31, 2012 and was non-interest bearing and due on demand. In September 2013, the remaining payable balance was paid off.

In May 2011, the Company issued 90 million shares of its common stock, as part of the 300 million issued in a private placement, to a related party of Dicky Cheung, the Company’s president and CEO, in exchange for $2,700,000 in cash.

Note 9 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31, 2013 and 2012.

SCHEDULE OF ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31, 2013	December 31, 2012
Accounts payable	$201,926	$202,075
Wages payable	-	2,580
License fee payable	-	90,412
Total	$201,926	$295,067

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

The Company carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2013.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because we believed we are not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in the annual report.

At June 30, 2013, our public float was approximately $706 million as of June 30, 2013. The reasons that we believe that we are not subject to attestation by our independent registered public accounting firm are as below:

(1)  We have never had meaningful revenue, which is far, far less than $50 million per annum as mentioned in Rule 12b-2 of the Exchange Act of 1934, as amended.  Our annual revenue were only $0.72 million, $0.41 million, and 0.12 million for the fiscal years of 2013, 2012 and 2011, respectively; and

(2)  Of 326,155,637 shares of our outstanding shares, only 25,668 shares, or 0.00008%, are non-restricted shares.  As a result, our shares have been traded very thinly and infrequently, and its market value as calculated is hence not meaningful.

We believe that it is not the legislative intent of the Congress and the SEC to treat a small company like us, which has very little annual revenue and its shares traded very thinly and infrequently, as a large accelerated filer or an accelerated filer.  Based on the forgoing, therefore, we believe that we are not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in the annual report.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the information about our directors and executive officer:

Name	Age	Positions Held	Director Since

Dicky Cheung	42	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	2007

Xueyi Fan	44	Director	2011

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

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth the compensation of the Company's executive officers during the last two fiscal years:

Summary Compensation Table

						Non- Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Dicky Cheung	2013	-	-	-	-	-	-	-	-
CEO,	2012	-	-	-	-	-	-	-	-
President	2011	-	-	-	-	-	-	-	-
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

Outstanding Equity Awards at Fiscal Year-End

The Company does not have any equity incentive plans. There was no outstanding equity awards at fiscal year ended December 31, 2013.

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

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (3)	Percent of Class
Common	Dicky Cheung 80 Wall Street, Suite 818 New York, NY 10005	90,693,454	27.8%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (3)	Percent of Class
Common	Dicky Cheung 80 Wall Street, Suite 818 New York, NY 10005	90,693,454	27.8%
Common	All officers and directors as a group(a)	90,693,454	27.8%

Notes:

(1)

Except as otherwise noted herein, percentage is determined on the basis of 326,155,623 shares of the Company’s common stock outstanding plus securities deemed outstanding pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Under Rule 13d-3, a person is deemed to be a beneficial owner of any security owned by certain family members and any security of which that person has the right to acquire beneficial ownership within 60 days, including, without limitation, shares of common stock subject to currently exercisable options.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Dicky Cheung, the Company’s director, President and CEO, purchased gold bullions on behalf of the Company in August 2011. Purchases made under this arrangement totaled approximately HKD $20 Million (USD $2.6 Million). HKD $2,137,915 (USD $275,828) remained payable to the director at December 31, 2012, which is non-interest bearing and due on demand. In September 2013, the remaining balance was paid off. The reason Mr. Dicky Cheung purchased such gold bullion in August 2011 was: (1) In connection with the Company’s cooperation with Lotus TV to produce interactive game shows, electronic receipts of gold bullions known as “Goldeq” will be used. (2) At the time of the purchase, gold price was going up significantly, which seemed to be a good investment opportunity.

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

Parents

Not Applicable.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Moss, Krusick and Associates, LLC (“Moss Krusick”) for professional services rendered for the fiscal years ended December 31, 2013, 2012 and 2011:

Fee Category	2013	2012	2011
Audit fees	$43,793	$41,427	$67,090
Audit related fees	-	-	-
Tax fees*	2,300	2,300	2,255

Total fees	$46,093	$43,727	$69,345

*  100% of the services were pre-approved by the Board of Directors.

(1)  Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements included in our Form 10-Q.

(2)  Audit related fees.  None.

(3)  Tax fees.   Tax return preparation.

(4)   All other fees.   None.

(5)   Pre-Approval Policies

The Company does not have an audit committee at present. Our Board of Directors has reviewed and discussed with Moss Krusick the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2013 fiscal year. Our Board has also discussed with Moss Krusick the matters required to be discussed pursuant to Public Company Accounting Oversight Board Standards and to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

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

Date:  March 7, 2014

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dicky Cheung

Dicky Cheung

President & CEO

(Principal Executive Officer and Principal Financial Officer)

Date:  March 7, 2014

By: /s/ Xueyi Fan

Xueyi Fan, Director

Date:  March 7, 2014