Form 10-Q
period 2014-03-31
CREDIT ONE FINANCIAL INC
filed 2014-05-09
CIK 1201135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer        [ X ]      Accelerated filer      [   ]      Non Accelerated filer   [   ]     Smaller Reporting Company [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]     No    [X]

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  326,155,623 shares of common stock, par value $0.001, as of May 9, 2014.

Item 1.    Financial Statements

CREDIT ONE FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$1,229,924	$2,086,943
Prepaid expenses and other current assets	726,487	753,685
Total Current Assets	1,956,411	2,840,628

Property, Plant and Equipment
Furniture and fixture, net of accumulated depreciation of $6,485 and $6,058, respectively	72	498
Total Property, Plant and Equipment		2,261

Trademark, net	79,474	77,320
Note receivable	5,546,482	4,783,768
Intangible assets, net of accumulated amortization of $1,526,708 and $1,390,315, respectively	3,852,737	3,582,116

Total Assets	$11,435,176	$11,284,330

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$244,695	$201,926
Deferred revenue	145,030	-
Total Current Liabilities	389,725	201,926

Stockholders' Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 326,155,623 shares issued
and outstanding at March 31, 2014 and December 31, 2013, respectively	326,156	326,156
Additional paid-in capital	12,589,304	12,589,304
Accumulated deficit	(1,866,982)	(1,833,731)
Currency translation adjustment	(3,027)	675
Total Stockholders' Equity	11,045,451	11,082,404

Total Liabilities and Stockholders' Equity	$11,435,176	$11,284,330

See accompanying notes to the consolidated financial statements

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three-Months Ended March 31,
	2014	2013
Revenue
Advertising Revenue	$48,333	$200,471
TV Program	-	3,997
	48,333	204,468
Operating Expenses
Selling, general and administrative	249,010	276,762
Total operating expenses	249,010	276,762

Loss From Operations	(200,677)	(72,294)

Other Income (Expenses)
Interest income	167,426	94,544
Unrealized gain (loss) on investment	-	(146,195)
Total other income (expense)	167,426	(51,651)

Net Income (Loss) Before Income Taxes	(33,251)	(123,945)

Income Tax Provision	-	-

Net Income (Loss)	(33,251)	$ (123,945)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(3,702)	(17,341)

Total Comprehensive Income (Loss)	(36,953)	(141,286)
Income (Loss) Per Share:
Basic and Diluted	$0.00	$0.00

Weighted Average Number of Shares:	326,155,623	302,155,623

See accompanying notes to the consolidated financial statements

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(33,251)	$(123,945)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of interest on note receivable	(167,418)	(94,543)
Amortization of intangible asset	136,830	125,270
Depreciation	426	486
Unrealized (gain) loss on investment	-	146,194
Changes in operating assets and liabilities:
Other receivable	-	(3,993)
Prepaid expenses and other current assets	27,198	76,927
Account payable and accrued expenses	42,769	52,301
Deferred revenue	144,998	(186,739)
Cash provided by (used in ) operating activities	151,552	(8,042)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in notes receivable	(1,005,323)	-
Investment in trademark	(2,155)	-
Cash provided by (used in) investing activities	(1,007,478)	-

Impact of Exchange Rate on Cash and Cash Equivalents	(1,093)	1,562

Net Increase (Decrease) in Cash and Cash Equivalents	(857,019)	(6,480)

Cash and Cash Equivalents, Beginning	2,086,943	200,791

Cash and Cash Equivalents, Ending	$1,229,924	$194,311

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Paid for Interest	$-	$-
Cash Paid for Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Sale of Gold for Accounts Receivable	$	$257,626

See accompanying notes to the consolidated financial statements

CREDIT ONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2014

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

Basis of presentation

The accompanying interim consolidated financial statements for the three months ended March 31, 2014 and 2013 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These consolidated financial statements should be read in conjunction with the information filed as part of the Company’s 2013 Annual Report on Form 10-K, which was filed on March 10, 2014.

Consolidation Scope and Principles of Consolidation

The consolidated financial statements presented the financial position and the results of operations of Credit One Financial, Inc. and its 100% owned subsidiary, CEM International Ltd.

All significant intercompany transactions and balances have been eliminated in consolidation.

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately $566,495 in U.S. net operating loss carry-forwards and $1,300,486 in Macau net operating loss carry-forwards as of March 31, 2014, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income from operations in the United States of America will be realized during the applicable carry-forward periods.  The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

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

As of March 31, 2014, the Company maintained $1,212,897 in foreign bank accounts not subject to FDIC coverage.  The remaining balance of $17,026 at March 31, 2014 was maintained in a domestic bank account and fully insured by FDIC.

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

Foreign Currency

The Company reports it financial position and results of operations in U.S. dollars.  For its subsidiaries that have functional currencies that are foreign currencies, the elements of the financial statements are translated by using a current exchange rate.  Assets and liabilities were translated at exchange rates as of the balance sheet date.  Revenues, expenses, gains and losses were translated at average exchange rates in effect for the periods presented.  Transaction adjustments result from the process of translating the subsidiaries’ financial statements into US dollars and are not included in determining net income, but are reported in other comprehensive income.  There was currency translation adjustment of $(3,702) and $(17,341) for the three months ended March 31, 2014 and 2013, respectively.

Foreign currency transactions are transactions denominated in a currency other than the entity's functional currency.  At the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the recording entity are adjusted to reflect the current exchange rate, with any resulting differences reported in the current period statement of operations. For the three months ended March 31, 2014 and 2013, the Company recognized no foreign currency exchange losses in the consolidated statements of operations.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission revenue recognition accounting standards.

As an advertising agent, CEM is in the service business dedicated to creating, planning and handling advertising for its clients.  Advertising revenue is recognized upon the delivery of the contracted advertising services and when no significant Company performance obligation remains. Advance payments for advertising are recorded as deferred revenue. Service revenue is recognized as the contracted services are rendered.

In September 2012, the Company entered into an advertising agreement in exchange for $2,014,825 of gold bullion.  During the years ended December 31, 2013, $504,752 of revenue was earned under the arrangement. Pursuant to the agreement between the Company and the client, the remaining amount of $978,687 was refund to client on December 30, 2013.

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

Imputed Interest

Since 2010, the Company has issued non-interest bearing notes receivable which mature in 2020.  The notes receivable were recorded at issuance at its present value using an effective interest rate of 8%, which was the Company’s stated rate on another note receivable.  At the balance sheet date, the notes are revalued with the change in present value recorded as interest income in the Consolidated Statements of Operations.

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

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at March 31, 2014 and 2013, respectively.

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

On September 25, 2012, Lotus TV invoiced the Company $1,000,000 for handling fees related to an advertising agreement which had not commenced.  The invoice terms included $200,000 cash and $800,000 reduction in the note receivable balance due from Lotus TV.  The $1,000,000 fee was included in prepaid expense, and was being amortized to expense as advertising slots were used.

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

On February 17, 2014, CEM issued Lotus TV an additional loan HK$7,800,000 (US$1,005,543) , backed by a non-interest bearing promissory note, due on August 31, 2020.  The note receivable was discounted to its estimated fair value of $596,862 using an effective interest rate of 8%. This difference between the face value and the present value of $408,681 was allocated to the intangible asset captioned Exclusive Advertising Rights.

An intangible asset captioned Exclusive Advertising Rights has been recorded in the accompanying consolidated balance sheets representing the difference between the face amount of the notes receivable and the respective present values at the time of issuance.  This difference was deemed an asset because the interest-free note was a condition of the exclusive agreement.

A Summary of the notes receivable and intangible asset are as follows:

SCHEDULE OF NOTE RECEIVABLE

Date of Note	Amount Paid Lotus TV	Discounted Note Balance at Inception	Note Balance As of 12/31/ 2013	Note Balance As of 3/31/2014
12/17/2010	$ 1,928,839	$ 913,872	$ 293,942	$ 352,399
1/31/2011	780,000	363,279	461,090	470,216
6/12/2011	5,623,255	2,680,610	3,311,907	3,377,474
8/9/2011	616,523	299,814	363,779	383,511
4/9/2013	600,000	332,143	353,050	360,037
2/17/2014	1,005,543	596,862	-	602,844
	$ 10,554,160	$ 5,186,580	$ 4,783,768	$ 5,546,482

SCHEDULE OF INTANGIBLE ASSET

Date of Note	Amount Paid Lotus TV	Amount Allocated to Intangible Asset	Intangible Asset, Net As of 12/31/ 2013	Intangible Asset, Net As of 3/31/2014
12/17/2010	$ 1,928,839	$ 1,014,967	$ 699,075	$ 672,084
1/31/2011	780,000	416,721	291,597	280,569
6/12/2011	5,623,255	2,942,645	2,115,917	2,035,887
8/9/2011	616,523	316,709	234,458	225,473
4/9/2013	600,000	267,857	241,070	231,952
2/17/2014	1,005,543	408,681	-	406,772
	$ 10,554,160	$ 5,367,580	$ 3,582,117	$ 3,852,737

Interest income accrued on the notes amounted to $167,426 and $94,544 for the three months ended March 31, 2014 and 2013, respectively.  Amortization of the intangible asset amounted to $136,860 and $125,270 for the three months ended March 31, 2014 and 2013, respectively, and was included in selling, general and administrative expenses in the accompanying consolidated financial statements.

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

Due to the Company’s accumulated net losses, there was no provision for income taxes. The Company’s effective tax rate for the period ended March 31, 2014 was 0% due to the net operating loss carry-forward.  The Company’s taxes were subject to a full valuation allowance as follows at March 31, 2014 and December 31, 2013:

March 31, 2014
Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$566,495	2019 - 2033	$213,172	$(213,172)
Macau	1,300,486	2013 - 2016	156,058	(156,058)
	$1,866,981		$369,230	$(369,230)

December 31, 2013
Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$541,035	2019 - 2032	$203,591	$(203,591)
Macau	1,292,695	2013 - 2016	155,123	(155,123)
	$1,833,730		$358,715	$(358,715)

The net deferred tax asset generated by the loss carry-forward has been fully reserved.

The Company has no United States corporate income tax liability as of March 31, 2014 and December 31, 2013.

Note 5 – Capital Stock

On April 9, 2010, the Company filed a Certificate of Amendment with the Secretary of State of the State of Florida to increase the authorized number of shares of its common stock from 110,000,000 shares to 500,000,000 shares, with a par value of $0.001 per share. As of March 31, 2014, there were 326,155,623 shares of the Company’s common stock issued and outstanding.

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

The term of this Agreement is 10 years from September 1, 2010 to August 31, 2020. In consideration for Lotus TV’s grant of the Advertising Rights, E&M agrees to pay Lotus TV a fixed annual fee every year (the “Annual Fee”) regardless of the total amount of advertising revenues received by E&M. Under the Agreement, E&M paid Lotus TV an initial Annual Fee of $1,000,000 Hong Kong dollars (approximately US$128,900) for the first year of the Agreement, which Annual Fee will increase at 10% every year for the following two years. The amount of Annual Fee payable at March 31, 2014 and December 31, 2013 was $42,897 and $-0-, respectively.

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

License fee expense for the three months ended March 31, 2014 and 2013 were $42,887 and $39,004, respectively, and is included in selling, general and administrative expenses.

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

Note 9 - Subsequent Events

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

Results of Operations

For the Three Months ended March 31, 2014 Compared to 2013

Operating Revenues

The following table presents a breakdown of our operating revenues among advertising revenues and revenue from TV program, i.e., revenue from sale of the advertising TV time obtained from Lotus TV:

	For the Three Month Ended March 31,
	2014		2013
	Amount	%	Amount	%
Operating revenues:
Advertising revenue	$48,333	100%	$200,471	98.0%
TV Program	-	-%	3,997	2.0%
Total operating revenues	$48,333	100.0%	$204,468	100.0%

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

In January 2014, the Company received an advance payment of $193,374, and in December 2012, an advance payment of $154,575 under a contract to provide advertising for all of 2014 and 2013. During the three months ended March 31, 2014 and 2013, the Company recognized revenue of $48,333 and $38,681, respectively, related to the contract. At March 31, 2014, $145,030 of deferred revenue was recorded related to the contact.

Operating expenses

The following table presents a breakdown of our operating expenses:

	For the Three Month Ended March 31,
	2014		2013
	Amount	%	Amount	%
Operating expense:
License fee	$42,887	17.2%	$39,004	14.1%
Amortization of advertising right assets	136,830	54.9%	125,270	45.3%
Other general and administrative	69,293	27.9%	112,488	40.6%
Total operating expenses	$249,010	100.0%	$276,762	100.0%

Operating expenses for the three months ended March 31, 2014 were $249,010, as compared to $276,762 for the same period of 2013.  The decrease in operating expenses was mainly due to decrease in other general and administrative expenses.

Other income (expenses)

Our total other expenses for the three months ended March 31, 2014 was $167,426, which consisted of interest income.  For the same period of 2013, the other expense was $51,651, which consisted of interest income of $94,544 and unrealized loss on investment of $146,195.

Net income (loss)

For the three months ended March 31, 2014, the Company had a net loss of $33,251, or $0.00 per share, as compared to a net loss of $123,945, or $0.00 per share, for the same period of prior year.

Liquidity and Capital Resources

Cash flow information is as follows:

	Three Months Ended March 31,
	2014	2013
Cash provided by (used in):
Operating activities	$151,552	$(8,042)
Investing activities	(1,007,478)	-
Financing activities	-	-
Effect of exchange rate on cash and cash equivalents	(1,093)	1,562
Net increase (decrease) in cash and cash equivalents	$(857,019)	$(6,480)

At March 31, 2014, the Company had a cash balance of $1,229,924.  For the three months ended March 31, 2014, the operating activities of the Company generated net cash of $151,552, as compared to net cash used by the operating activities of $8,062 for the prior year.  Cash used in 2014 operating activities resulted primarily from the following:

current year net loss of $33,251; offset by the net change in operating assets and liabilities of $214,965; and non-cash operating outflows of $30,162.

Net cash used in investing activities for the three months ended March 31, 2014 amounted to $1,007,478, compared to $-0- of net cash used in the same period of 2013.  The increased cash in investing activities was primarily a result of the additional loan to Lotus TV in February 2014.

For the three months ended March 31, 2014 and 2013, there were no financing activities.

On January 30, 2013, the Company entered into a Securities Purchase Agreement with certain investors in a private placement. Pursuant to the agreement, the Company agreed to issue and investors agreed to purchase an aggregate of 183 million shares of the Company's common stock, at a price of $0.03 per share, for an aggregate consideration of $5,490,000 in cash.  As of March 31, 2014, there were 24 million shares of the Company’s common stock issued.

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

The term of this Agreement is 10 years from September 1, 2010 to August 31, 2020. In consideration for Lotus TV’s grant of the Advertising Rights, CEM agrees to pay Lotus TV a fixed annual fee every year (the “Annual Fee”) regardless of the total amount of advertising revenues received by CEM. Under the Agreement, CEM paid Lotus TV an initial Annual Fee of $1,000,000 Hong Kong dollars (approximately US$128,900) for the first year of the Agreement, which Annual Fee will increase at 10% every year until 2017. The amount of Annual Fee payable at March 31, 2014 and December 31, 2013 was $42,897 and $-0-, respectively.

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

License fee expense for the three months ended March 31, 2014 and 2013 was $42,887 and $39,004, respectively, and was included in selling, general and administrative expenses.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency fluctuations and changes in the market values of our investments in gold bullion.

Foreign Exchange Risk

The functional currency of our subsidiary in Macau is the Hong Kong dollar. The results of operations of, and certain of our intercompany balances associated with, are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. During the three months ended March 31, 2014 and 2013 and through this date, there has been no significant fluctuation in exchange rates between Hong Kong dollars and US dollars.  However, future fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Any significant fluctuations in the exchange rate between the Hong Kong dollar and the United States dollar may bring down our operating income and lower our stock price.  We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

Investment Risk

We invested in gold bullion. As of March 31, 2014 and 2013, we held gold bullion valued at $-0- and $3,956,823, respectively. The price of gold can fluctuate significantly. The price of gold has been and will continue to be affected by numerous factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, central bank activities, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors.  The gold price may decline in the future.  A substantial or extended decline in gold price would adversely impact our net income and may negatively affect our business.

We reviewed our investments in gold bullion for impairment when events and circumstances indicate that the decline in fair value of such gold bullion below its carrying value.  As of March 31, 2014, all of our investments in gold were sold.

We do not own any derivative financial instruments. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that require disclosure under this item.

Item 4T.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.

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

May 9, 2014