Form 10-Q
period 2014-09-30
CREDIT ONE FINANCIAL INC
filed 2014-11-06
CIK 1201135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  326,155,623 shares of common stock, par value $0.001, as of November 5, 2014.

Item 1.    Financial Statements

CREDIT ONE FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$763,641	$2,086,943
Prepaid expenses and other current assets	721,159	753,685
Total Current Assets	1,484,800	2,840,628

Property, Plant and Equipment
Furniture and fixture, net of accumulated depreciation of $6,503 and $6,058, respectively	54	498
Total Property, Plant and Equipment	54	498

Trademark, net	94,776	77,320
Note receivable	6,041,276	4,783,768
Intangible assets, net of accumulated amortization of $1,838,606 and $1,390,315, respectively	3,687,210	3,582,116

Total Assets	$11,308,116	$11,284,330

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$332,099	$201,926
Deferred revenue	48,303	-
Total Current Liabilities	380,402	201,926

Stockholders' Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 326,155,623 shares issued and outstanding
at September 30, 2014 and December 31, 2013, respectively	326,156	326,156
Additional paid-in capital	12,589,304	12,589,304
Accumulated deficit	(1,974,921)	(1,833,731)
Currency translation adjustment	(12,825)	675
Total Stockholders' Equity	10,927,714	11,082,404

Total Liabilities and Stockholders' Equity	$11,308,116	$11,284,330

See accompanying notes to the consolidated financial statements

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Advertising Revenue	$48,380	$173,578	$145,081	$557,870
TV Program	-	-	-	3,996
Total revenue	48,380	173,578	145,081	561,866
Operating Expenses
Selling, general and administrative	246,261	293,579	718,678	878,573
Total operating expenses	246,261	293,579	718,678	878,573

Loss from operations	(197,881)	(120,001)	(573,597)	(316,707)

Other Income (Expenses)
Interest income	135,443	100,048	431,732	292,588
Unrealized gain (loss) on investment	-	301,934	-	(832,984)
Total other income (expenses)	135,443	401,982	431,732	(540,396)

Net Income (Loss) Before Income Taxes	(62,438)	281,981	(141,865)	(857,103)

Income Tax Provision	-	-	-	-

Net Income (Loss)	$(62,438)	$281,981	$(141,865)	$(857,103)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(16,988)	2,880	(12,825)	(837)

Total Comprehensive Income (Loss)	$(79,426)	$284,861	$(154,690)	$(857,940)

Income (loss) Per Share:
Basic and Diluted	$-	$-	$-	$-

Weighted Average Number of Shares:	326,155,623	326,155,623	326,155,623	317,452,340

See accompanying notes to the consolidated financial statements

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(141,865)	$(857,103)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Accretion of interest on note receivable	(431,715)	(292,588)
Amortization of intangible asset	450,455	393,791
Depreciation	444	1,338
Unrealized (gain) loss on investment	-	832,984
Changes in operating assets and liabilities:
Other receivable	-	(3,998)
Prepaid expenses and other current assets	32,524	253,229
Account payable and accrued expenses	130,011	122,932
Deferred revenue	48,303	(519,197)
Cash provided (used ) by operating activities	88,157	(68,612)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in notes receivable	(1,392,776)	(600,506)
Investment in trademark	(17,456)	(16,221)
Proceed from sale of gold bullion	-	257,815
Cash provided (used) by investing activities	(1,410,232)	(358,912)

CASH FLOWS FROM FINANCING:
Proceeds from issuance of common stock	-	720,000
Payment of loan from related party	-	(275,593)
Cash provided by financing activities	-	444,407

Impact of Exchange Rate on Cash and Cash Equivalents	(1,227)	2,823

Net Increase (Decrease) in Cash and Cash Equivalents	(1,323,302)	19,706

Cash and Cash Equivalents, Beginning	2,086,943	200,791

Cash and Cash Equivalents, Ending	$763,641	$220,496

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Paid for Interest	$-	$-
Cash Paid for Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
	$-	$-

See accompanying notes to the consolidated financial statements

CREDIT ONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

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

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying interim consolidated financial statements for the nine months ended September 30, 2014 and 2013 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These consolidated financial statements should be read in conjunction with the information filed as part of the Company’s 2013 Annual Report on Form 10-K, which was filed on March 10, 2014.

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

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately $598,063 in U.S. net operating loss carry-forwards and $1,377,524 in Macau net operating loss carry-forwards as of September 30, 2014, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income from operations in the United States of America will be realized during the applicable carry-forward periods.  The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

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

As of September 30, 2014, the Company maintained $710,403 in foreign bank accounts not subject to FDIC coverage.  The remaining balance of $53,239 at September 30, 2014 was maintained in a domestic bank account and fully insured by FDIC.

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

Foreign Currency

The Company reports it financial position and results of operations in U.S. dollars.  For its subsidiaries that have functional currencies that are foreign currencies, the elements of the financial statements are translated by using a current exchange rate.  Assets and liabilities were translated at exchange rates as of the balance sheet date.  Revenues, expenses, gains and losses were translated at average exchange rates in effect for the periods presented.  Transaction adjustments result from the process of translating the subsidiaries’ financial statements into US dollars and are not included in determining net income, but are reported in other comprehensive income.  There was currency translation adjustment of $(16,988) and $2,880 for the three months ended September 30, 2014 and 2013, respectively, and $(12,824) and $(837) for the nine months ended September 30, 2014 and 2013, respectively.

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

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at September 30, 2014 and 2013, respectively.

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

A Summary of the notes receivable and intangible asset is as follows:

SCHEDULE OF NOTE RECEIVABLE

Date of Note	Amount Paid Lotus TV	Discounted Note Balance at Inception	Note Balance As of 12/31/ 2013	Note Balance As of 9/30/2014
12/17/2010	$ 1,928,839	$ 913,872	$ 293,942	$ 399,370
1/31/2011	780,000	363,279	461,090	488,932
6/12/2011	5,623,255	2,680,610	3,311,907	3,511,902
8/9/2011	614,731	299,814	363,779	398,755
4/9/2013	600,000	332,143	353,050	374,367
2/17/2014	1,005,543	596,862	-	626,838
6/13/2014	387,027	235,916	-	241,092
	$ 10,939,395	$ 5,422,496	$ 4,783,768	$ 6,041,276

SCHEDULE OF INTANGIBLE ASSET

Date of Note	Amount Paid Lotus TV	Amount Allocated to Intangible Asset	Intangible Asset, Net As of 12/31/ 2013	Intangible Asset, Net As of 9/30/2014
12/17/2010	$ 1,928,839	$ 1,014,967	$ 699,075	$ 618,054
1/31/2011	780,000	416,721	291,597	258,489
6/12/2011	5,623,255	2,942,645	2,115,917	1,875,675
8/9/2011	614,731	314,917	234,458	207,487
4/9/2013	600,000	267,857	241,070	213,699
2/17/2014	1,005,543	408,681	-	370,019
6/13/2014	387,027	151,111	-	143,767
	$ 10,939,395	$ 5,516,899	$ 3,582,117	$ 3,687,210

Interest income accrued on the notes amounted to $135,443 and $431,732 for the three and nine months ended September 30, 2014.  Amortization of the intangible asset amounted to $171,511 and $450,455 for the three and nine months ended September 30, 2014, and was included in selling, general and administrative expenses in the accompanying consolidated financial statements.

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

Due to the Company’s accumulated net losses, there was no provision for income taxes. The Company’s effective tax rate for the period ended September 30, 2014 was 0% due to the net operating loss carry-forward.  The Company’s taxes were subject to a full valuation allowance as follows at September 30, 2014 and December 31, 2013:

September 30, 2014
Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$598,072	2019 - 2033	$225,054	$(225,054)
Macau	1,377,524	2013 - 2016	165,303	(165,303)
	$1,975,596		$390,357	$(390,357)

December 31, 2013
Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$541,035	2019 - 2032	$203,591	$(203,591)
Macau	1,292,695	2013 - 2016	155,123	(155,123)
	$1,833,730		$358,715	$(358,715)

The net deferred tax asset generated by the loss carry-forward has been fully reserved.

The Company has no United States corporate income tax liability as of September 30, 2014 and December 31, 2013.

Note 5 – Capital Stock

On April 9, 2010, the Company filed a Certificate of Amendment with the Secretary of State of the State of Florida to increase the authorized number of shares of its common stock from 110,000,000 shares to 500,000,000 shares, with a par value of $0.001 per share. As of September 30, 2014, there were 326,155,623 shares of the Company’s common stock issued and outstanding.

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

The term of this Agreement is 10 years from September 1, 2010 to August 31, 2020. In consideration for Lotus TV’s grant of the Advertising Rights, E&M agrees to pay Lotus TV a fixed annual fee every year (the “Annual Fee”) regardless of the total amount of advertising revenues received by E&M. Under the Agreement, E&M paid Lotus TV an initial Annual Fee of $1,000,000 Hong Kong dollars (approximately US$128,900) for the first year of the Agreement, which Annual Fee will increase at 10% every year for the following five years.  The amount of Annual Fee payable at September 30, 2014 and December 31, 2013 was $130,011 and $-0-, respectively.

E&M also agrees to extend to Lotus TV, interest free, a credit facility consisting of a series of loans (each a “Loan”) totaling a minimum of US$15 million over a period of 10 years.  The Company currently expects that the loans will be originated from its cash reserve, advertising revenue and, if necessary, raised from the capital market.

License fee expense for the three months ended September 30, 2014 and 2013 were $44,360 and $40,305, respectively, and $130,165 and $118,283 for the nine months ended September 30, 2014 and 2013, respectively, and is included in selling, general and administrative expenses.

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

CEM also agreed to extend to Lotus TV, interest free, a credit facility consisting of a series of loans totaling a minimum of US$10 million (amended to US$15 million on June 13, 2014) over a period of ten years. The terms of each loan and the increase of the annual fee after the first three years of the agreement will be renegotiated by the parties.  As of September 30, 2014, the loan balance to Lotus TV was approximately $10.14 million under this agreement.  On June 13, 2014, CEM loaned HK$3,000,000 Hong Kong dollars (approx. US$387,027) to Lotus TV.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO 2013

Operating Revenues

The following table presents a breakdown of our operating revenues among advertising revenues and revenue from TV program, i.e., revenue from sale of the advertising TV time obtained from Lotus TV:

	For the Three Month Ended September 30,
	2014		2013
	Amount	%	Amount	%
Operating revenues:
Advertising revenue	$48,380	100%	$173,578	100%
TV Program	-	-%	-	-%
Total operating revenues	$48,380	100%	$173,578	100.0%

In January 2014, the Company received an advance payment of $193,374, and in December 2012, an advance payment of $154,575 under a contract to provide advertising for all of 2014 and 2013. During the three months ended September 30, 2014 and 2013, the Company recognized revenue of $48,380 and $173,578, respectively, related to the contract. At September 30, 2014, $48,303 of deferred revenue was recorded related to the contact.

Operating expenses

The following table presents a breakdown of our operating expenses:

	For the Three Month Ended September 30,
	2014		2013
	Amount	%	Amount	%
Operating expense:
License fee	$44,360	18.0%	$40,305	13.7%
Amortization of advertising right assets	171,511	69.6%	134,313	40.5%
Other general and administrative	30,390	12.4%	118,961	45.8%
Total operating expenses	$246,261	100.0%	$293,579	100.0%

Operating expenses for the three months ended September 30, 2014 were $246,26, as compared to $293,579 for the same period of 2013.  The decrease in operating expenses was mainly due to decrease in other general and administrative expenses.

Other income (expenses)

Our total other income for the three months ended September 30, 2014 was $135,443, which consisted of interest income.  For the same period of 2013, the other expense was $401,982, which consisted of interest income of $100,048 and unrealized loss on investment of $301,934.

Net income (loss)

For the three months ended September 30, 2014, the Company had a net loss of $62,438, or $0.00 per share, as compared to a net income of $281,981, or $0.00 per share, for the same period of prior year.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO 2013

Operating Revenues

The following table presents a breakdown of our operating revenues among advertising revenues and revenue from TV program, i.e., revenue from sale of the advertising TV time obtained from Lotus TV:

	For the Nine Month Ended September 30,
	2014		2013
	Amount	%	Amount	%
Operating revenues:
Advertising revenue	$145,081	100%	$557,870	99.3%
TV Program	-	-%	3,996	0.7%
Total operating revenues	$145,081	100.0%	$561,866	100%

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

In January 2014, the Company received an advance payment of $193,374, and in December 2012, an advance payment of $154,575 under a contract to provide advertising for all of 2014 and 2013.  During the nine months ended September 30, 2014 and 2013, the Company recognized revenue of $145,081and $116,017, respectively, related to the contract. At September 30, 2014, $48,303 of deferred revenue was recorded related to the contact.

Operating expenses

The following table presents a breakdown of our operating expenses:

	For the Nine Month Ended September 30,
	2014		2013
	Amount	%	Amount	%
Operating expense:
License fee	$130,165	18.1%	$118,283	13.5%
Amortization of advertising right assets	450,455	62.7%	393,791	44.8%
Handling fee	-	0.0%	201,297	22.9%
Other general and administrative	138,058	29.2%	165,202	18.8%
Total operating expenses	$718,678	100.0%	$878,573	100.0%

Operating expenses for the nine months ended September 30, 2014 were 718,678, as compared to $878,573 for the same period of 2013.  The decrease in operating expenses was mainly due to decrease in handling fee.

Other income (expenses)

Our total other income for the nine months ended September 30, 2014 was $431,732, which consisted of interest income.  For the same period of 2013, the other expense was $540,396, which consisted of interest income of $292,588 and unrealized loss on investment of $832,984.

Net income (loss)

For the nine months ended September 30, 2014, the Company had a net loss of $141,865, or $0.00 per share, as compared to a net loss of $857,103, or $0.00 per share, for the same period of prior year.

Liquidity and Capital Resources

Cash flow information is as follows:

	Nine Months Ended September 30,
	2014	2013
Cash provided by (used in):
Operating activities	$88,157	$(68,612)
Investing activities	(1,410,232)	(358,912)
Financing activities	-	444,407
Effect of exchange rate on cash and cash equivalents	(1,227)	2,832
Net increase (decrease) in cash and cash equivalents	$(1,323,302)	$19,706

At September 30, 2014, the Company had a cash balance of $763,641.  For the nine months ended September 30, 2014, the operating activities of the Company generated net cash of $88,157, as compared to net cash used by the operating activities of $68,612 for the prior year.  Cash generated from operating activities in 2014 is primarily attributed to increases in the Company’s operating assets and liabilities of $233,022, and partially offset by its current year net loss of $141,865.

Net cash used in investing activities for the nine months ended September 30, 2014 amounted to $1,410,232, as compared to $358,912 of net cash used in the same period of 2013.  The increased cash used in investing activities was primarily a result of the additional loan to Lotus TV in February 2014.

For the nine months ended September 30, 2014, there were no financing activities.  For the same period of the prior year, the Company’s net cash provided by financing activities were $444,407, of which $720,000 were proceeds from issuance of the Company’s common stock and payment of loan from related party of $275,593.

On January 30, 2013, the Company entered into a Securities Purchase Agreement with certain investors in a private placement. Pursuant to the agreement, the Company agreed to issue and investors agreed to purchase an aggregate of 183 million shares of the Company's common stock, at a price of $0.03 per share, for an aggregate consideration of $5,490,000 in cash.  As of September 30, 2014, there were 24 million shares of the Company’s common stock issued.

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

The term of this Agreement is 10 years from September 1, 2010 to August 31, 2020. In consideration for Lotus TV’s grant of the Advertising Rights, CEM agrees to pay Lotus TV a fixed annual fee every year (the “Annual Fee”) regardless of the total amount of advertising revenues received by CEM. Under the Agreement, CEM paid Lotus TV an initial Annual Fee of $1,000,000 Hong Kong dollars (approximately US$128,900) for the first year of the Agreement, which Annual Fee will increase at 10% every year until 2017. The amount of Annual Fee payable at September 30, 2014 and December 31, 2013 was $130,011 and $-0-, respectively.

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

License fee expense for the three months ended September 30, 2014 and 2013 was $44,360 and $40,305, respectively, and was included in selling, general and administrative expenses.

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

Foreign Exchange Risk

The functional currency of our subsidiary in Macau is the Hong Kong dollar. The results of operations of, and certain of our intercompany balances associated with, are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. During the three months ended September 30, 2014 and 2013 and through this date, there has been no significant fluctuation in exchange rates between Hong Kong dollars and US dollars.  However, future fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Any significant fluctuations in the exchange rate between the Hong Kong dollar and the United States dollar may bring down our operating income and lower our stock price.  We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

Investment Risk

We invested in gold bullion. As of September 30, 2014 and 2013, we held gold bullion valued at $-0- and $2,971,500, respectively. The price of gold can fluctuate significantly. The price of gold has been and will continue to be affected by numerous factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, central bank activities, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors.  The gold price may decline in the future.  A substantial or extended decline in gold price would adversely impact our net income and may negatively affect our business.

We reviewed our investments in gold bullion for impairment when events and circumstances indicate that the decline in fair value of such gold bullion below its carrying value. As of September 30, 2014, all of our investments in gold were sold.

We do not own any derivative financial instruments. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that require disclosure under this item.

Item 4T.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.

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

November 5, 2014