Form 10-K
period 2014-12-31
CREDIT ONE FINANCIAL INC
filed 2015-02-23
CIK 1201135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐   NO  ☒

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Approximately $224 million.

(APPLICABLE ONLY TO CORPORATE REGISTRANT)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  326,155,623 shares of the registrant’s common stock were outstanding as of February 23, 2015.

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

The term of this agreement is ten years from September 1, 2010 to August 31, 2020.  In consideration for Lotus TV’s grant of the exclusive advertising rights, E&M agrees to pay Lotus TV a fixed fee on an annual basis regardless of the total amount of revenues generated from the advertising business to be received by E&M.  Under the agreement, E&M paid Lotus TV an annual fee of HK$1,000,000 (approximately US$128,900) for the first year of the agreement. Such fee will increase at 10% every year for the first year, which will increase at 10% every year for the following six years.

E&M also agrees to extend to Lotus TV, interest free, a credit facility consisting of a series of loans totaling a minimum of US$10 million (amended to US$15 million on June 13, 2014) over a period of ten years. The terms of each loan and the increase of the annual fee after the first three years of the agreement will be negotiated by the parties. As of December 31, 2014, the Company has loaned Lotus TV approximately $10.14 million under this agreement.

On September 16, 2010, the name of E&M was changed to CEM International Ltd.

On November 25, 2014, CEM amended its 2010 Agreement with Lotus TV whereby Lotus TV agreed to accelerate its repayment of the loan balance in annual instalments of US$2,000,000 each starting from 2015 until the entire remaining loan balance shall have been paid in full, and CEM agreed to forego its exclusive advertising rights granted by Lotus TV, but remain as Lotus TV’s preferred advertising agent.

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

In consideration for the exclusive advertising rights granted by Lotus TV, CEM agreed to extend to Lotus TV, interest free, a credit facility consisting of a series of loans totaling $10 million over the course of the agreement.  As of December 31, 2014, CEM has loaned Lotus TV approximately $10.14 million under this agreement, and as of December 31, 2014, Lotus TV has repaid $800,000 due under the notes.

The funds the Company loaned to Lotus TV were from the private placements conducted in reliance upon exemptions from registration provided by Regulation S and/or Section 4(a)(2) promulgated under the Securities Act of 1933, as amended. All investors were not a “U.S. Person” as that term is defined in Regulation S.

On November 25, 2014, CEM amended its 2010 Agreement with Lotus TV whereby Lotus TV agreed to accelerate its repayment of the loan balance in annual instalments of US$2,000,000 each starting from 2015 until the entire remaining loan balance shall have been paid in full, and CEM agreed to forego its exclusive advertising rights granted by Lotus TV, but remain as Lotus TV’s preferred advertising agent.

As Lotus TV’s preferred advertising agent, the Company provides advertising agency services to its clients by providing them with the advertising time slots the Company obtains from Lotus TV. Advertisers can purchase advertising time slots of Lotus TV directly from the Company.

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

Research and Development

For the year ended December 31, 2014, the Company did not conduct any research or development activities.  The Company does not anticipate conducting such activities in the near future.

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

Employees

As of December 31, 2014, the Company had two employees.  As its business activities increase in size, the Company may need to hire additional employees. None of the Company’s employees are covered by collective bargaining agreements.  We believe our relationships with employees to be satisfactory.

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

We have incurred operating losses since our inception. As a result, at December 31, 2014 we had an accumulated deficit of $2,036,423.  Our revenues from continuing operations for the years ended December 31, 2014, 2013, and 2012 were $193,493, $719,330 and $407,832, respectively.  There is no assurance that we can achieve profitability.

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

We entered into an agreement with Macau Lotus Satellite TV Media Limited (“Lotus TV”) on August 26, 2010 to provide advertising services for a ten year period commencing on September 1, 2010.  Currently our business is dependent on our relationship with Lotus TV.  The loss of this relationship, or Lotus TV’s inability to continue its business, will have a material adverse impact on our business, operating results and financial conditions.

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

The functional currency of our operations in Macau is the Hong Kong dollar.  Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results.  During the years ended December 31, 2014, 2013 and 2012 and through this date, there has been no significant fluctuation in exchange rates between Hong Kong dollars and US dollars.  However, future fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Any significant fluctuations in the exchange rate between the Hong Kong dollar and the United States dollar may bring down our operating income and lower our stock price.  We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

Risks Related to the Company’s Securities

Management exercises significant control over matters requiring shareholder approval which may result in the delay or prevention of a change in our control.

Dicky Cheung, our President and CEO, beneficially owned 90,693,454 shares, or approximately 27.8%, and Liang Huang, an investor, beneficially owned 86,000,000 shares, or approximately 26.4%, of our outstanding common stock as of December 31, 2014. Accordingly, they could significantly influence us on matters submitted to the stockholders for approval.  These matters include the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control that might otherwise be beneficial to our other stockholders.  Their interests may differ from the interests of our other shareholders.

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

Our subsidiary, CEM International Ltd, operates in Macau. A Macau corporation, Lotus TV, also uses CEM’s phone services.  In exchange, Lotus TV provides office space, utility, and other office related expense to CEM without charges.

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

	High	Low
Year ended December 31, 2014:
First quarter	$2.00	$2.00
Second quarter	$2.00	$1.50
Third quarter	$1.50	$1.50
Fourth quarter	$1.50	$1.10

Year ended December 31, 2013:
First quarter	$3.00	$2.00
Second quarter	$3.00	$3.01
Third quarter	$3.75	$3.00
Fourth quarter	$3.75	$2.00

Holders

As of December 31, 2014, the Company had approximately 84 holders of record of its common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

On January 30, 2013, the Company entered into a Securities Purchase Agreement with certain investors in a private placement.  Pursuant to the agreement, the Company agreed to issue and investors agree to purchase an aggregate of 183 million shares of the Company's common stock, at a price of $0.03 per share, for an aggregate consideration of $5,490,000 in cash. As to date, two investors executed the agreement to purchase 24 million shares for $720,000. The Company has received $720,000 on April 9, 2013.

All shares sold as described above were unregistered under the Securities Act of 1933, as amended. The shares were issued in reliance upon exemptions from registration provided by Regulation S and/or Section 4(a)(2) promulgated under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or any affiliated entity during the year ended December 31, 2014.

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

	Years Ended December 31,
	2014	2013	2012	2011	2010

Statements of Operations:
Net sales	$193,431	$719,330	$407,832	$123,504	$5,932
Income (loss) from operations	(772,500)	(470,550)	(648,613)	(535,170)	(136,192)
Net income (loss)	(202,692)	(671,419)	(251,590)	(60,977)	(498,993)
Earnings per share (basic and diluted)	$-	$-	$-	$0.08	$-
Weighted average shares used in computation of earnings per share:	326,155,623	319,711,801	302,155,623	302,155,623	2,155,623

Statements of Cash Flows:
Net cash provided (used in) by operating activities	$(34,307)	$(1,333,825)	$(29,906)	$(406,686)	$227,434
Net cash provided (used in) by investing activities	(1,410,001)	2,754,662	(25,941)	(8,558,204)	(892,061)
Net cash provided (used in) by financing activities	-	444,355	-	9,000,000	-

	Years December 31,
	2014	2013	2012	2011	2010
Balance Sheets:
Total assets	$11,170,276	$11,284,330	$13,626,676	$11,585,887	$2,960,150
Total shareholders’ equity	10,875,030	11,082,404	11,035,333	11,261,243	2,814,544

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

CEM also agreed to extend to Lotus TV, interest free, a credit facility consisting of a series of loans totaling a minimum of US$10 million (amended to US$15 million on June 13, 2014) over a period of ten years. The terms of each loan and the increase of the annual fee after the first three years of the agreement will be renegotiated by the parties.  As of December 31, 2014, the loan balance to Lotus TV was approximately $10.14 million US dollars under this agreement.

On November 25, 2014, CEM amended the 2010 Agreement with Lotus TV whereby Lotus TV agreed to accelerate its repayment of the loan balance in annual instalments of US$2,000,000 each starting from 2015 until the entire remaining loan balance shall have been paid in full, and CEM agreed to forego its exclusive advertising rights granted by Lotus TV, but remain as Lotus TV’s preferred advertising agent.

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

During 2011 and 2013, the Company invested in gold bullion. In September 2012, the Company entered into a Trust Agreement with a law firm as the trustee to hold the Company’s gold bullions.  Upon receipt of the gold bullions, the Trustee issued electronic receipts, each known as a “Goldeq”, which can be used, in lieu of gold, as an intermediary to facilitate the exchange of goods and services conducted on the Company’s proposed joint venture with Lotus TV, in which a series of interactive game shows will be launched via satellite TV and the Internet for viewers throughout the world to participate, and Lotus TV will provide broadcasting time.  The goods and services originally proposed for exchange were household items or household services, such as books and audios, cosmetics, shoes and leather bags, computers and office suppliers, home repairs or web design, etc. To date, the Company is still in design and development stage of the project.

In addition to its investment in gold bullion, the Company also received gold bullion as payment from sale of advertising time.  In September 2012, the Company entered into an Advertising Time Purchase Agreement with Scientific Energy Inc. (the “Client”) in exchange for $2,014,825 of gold bullion.  The terms of the contract provide that the Company will sell 10,000 minutes of advertising time divided into 30-second time slots for a total of 20,000 advertising slots. As a result, the Company received 190 gold bullions, 5-tael per bullion, valued at $2,014,825 at that time.

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

In December 2013, pursuant to the Client’s request, the Company agreed to refund for the unused advertising time on Lotus TV in the aggregate amount of $7,593,834 Hong Kong dollars (approximately US$978,687) , which represented 6,750 minutes of unused advertising TV time.

Results of Operations

Comparison of Years Ended December 31, 2014 and 2013

Operating Revenues

The following table presents a breakdown of our operating revenues among advertising revenues and revenue from TV program, i.e., revenue from sale of the advertising TV time obtained from Lotus TV:

	Years Ended December 31,
	2014		2013
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
Operating revenues:
Advertising revenue	$ 193,431	100%	$698,141	97.1%
TV Program	-	0%	21,189	2.9%
Total operating revenues	$ 193,431	100.0%	$719,330	100.0%

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

On December 12, 2013, the Company refund all unused advertising time on Lotus TV in the aggregate amount of 404,995 seconds (or 6,750 minutes) valued $7,593,834.93 Hong Kong dollars. As of December 31, 2013, there was no more deferred revenue related to Scientific Energy’s advance payment.

Operating expenses

The following table presents a breakdown of our operating expenses:

	Years Ended December 31,
	2014		2013
	Amount	% of Total Operating Expenses	Amount	% of Total Operating Expenses
Operating expenses:
License fee	$ 177,359	18.4%	$161,200	13.5%
Amortization of advertising right assets	607,128	62.9%	528,141	44.4%
Other general and administrative	181,444	18.7%	500,538	42.1%
Total operating expenses	$ 965,931	100.0%	$1,189,880	100.0%

Operating expenses for the year ended December 31, 2014 were $965,931, as compared to $1,189,880 for 2013.  Operating expenses decreased because the Company terminated the Advertising Time Purchase Agreement with Scientific Energy Inc. on December 12, 2013, and therefore no cost related to the agreement occurred in 2014.

Other income (expenses)

Our total other income for the year ended December 31, 2014 was $569,808, which consisted of interest income. For 2013, the other expense was $200,869, which primarily consisted of interest income of $394,679, loss on investments of $976,060, gain on refund of Goldeq of $380,510.

Net income (loss)

For the year ended December 31, 2014, the Company had a net loss of $202,692, or $0.00 per share, as compared to a net loss of $671,419, or $0.00 per share, for 2013.

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

On December 12, 2013, the Company refund all unused advertising time on Lotus TV in the aggregate amount of 404,995 seconds (or 6,750 minutes) valued $7,593,834 Hong Kong dollars. As of December 31, 2013, there was no more deferred revenue.

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

Other income (expenses)

Our total other expenses for the year ended December 31, 2013 was $200,869, which primarily consisted of interest income of $394,679, loss on investments of $976,058, gain on refund of Goldeq of $380,510.  For 2012, the other income was $397,023, which consisted of interest income of $364,793, gain on investment of $35,130, and foreign currency exchange loss of $2,900.

Net income (loss)

For the year ended December 31, 2013, the Company had a net loss of $671,419, or $0.00 per share, as compared to a net loss of $251,590, or $0.00 per share, for 2012.

Liquidity and Capital Resources

Cash flow information is as follows:

	Year Ended December 31,
	2014	2013	2012
Cash provided by (used in):
Operating activities	$(34,307)	$(1,333,825)	$(29,906)
Investing activities	(1,410,001)	2,754,662	(25,941)
Financing activities	-	444,355	-
Effect of exchange rate on cash and cash equivalents	(1,121)	20,960	6,471
Net increase (decrease) in cash and cash equivalents	$(1,445,429)	$1,866,152	$(49,376)

At December 31, 2014, the Company had a cash balance of $641,514.  For the year ended December 31, 2014, the operating activities of the Company used net cash of $34,307, as compared to net cash used by the operating activities of $1,333,825 for the prior year.  Cash used in 2014 operating activities resulted primarily from the following: current year net loss of $202,692; offset by the net change in operating assets and liabilities of $130,609, and non-cash operating inflows of $37,776.

Net cash used in investing activities for the year ended December 31, 2014 was $1,410,001, compared to $2,754,662 of net cash provided in 2013.  This 2014 amount pertains primarily to investment in note receivable of $1,392,165 and investment in trademark of $17,836. The 2013 amount pertains primarily to proceeds from gold sale of $3,384,203, and offset by net cash used in investments in note receivable of $600,591 and trademark of $28,950.

For the year ended December 31, 2014, there were no financing activities.  For the prior year (2013), the Company’s financing activities provided net cash of $444,355, of which $720,000 were proceeds from issuance of 24 million shares of the Company’s common stock in a private placement offset by payment of related party loan of $275,645.  For the year of 2012, there were no financing activities.

On January 30, 2013, the Company entered into a Securities Purchase Agreement with certain investors in a private placement. Pursuant to the agreement, the Company agreed to issue and investors agreed to purchase an aggregate of 183 million shares of the Company's common stock, at a price of $0.03 per share, for an aggregate consideration of $5,490,000 in cash.  As to date, there were 24 million shares of the Company’s common stock issued.

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

Off-Balance Sheet Arrangements

None.

Commitments

On August 26, 2010, CEM International Ltd. entered into an Advertising Agreement with Lotus TV, pursuant to which Lotus TV authorized CEM as its exclusive agent to operate all of its advertising business, and to be entitled to all the revenues generated therefrom (“Advertising Rights”). On November 25, 2014, CEM amended the 2010 Agreement and forego its exclusive advertising rights but remain as Lotus TV’s preferred advertising agent.

The term of this Agreement is 10 years from September 1, 2010 to August 31, 2020. In consideration for Lotus TV’s grant of the Advertising Rights, CEM agrees to pay Lotus TV a fixed annual fee every year (the “Annual Fee”) regardless of the total amount of advertising revenues received by CEM. Under the Agreement, CEM paid Lotus TV an initial Annual Fee of $1,000,000 Hong Kong dollars (approximately US$128,900) for the first year of the Agreement, which Annual Fee will increase at 10% every year until 2017. The amount of Annual Fee payable at December 31, 2014 and December 31, 2013 was $62,910 and $-0-, respectively.

CEM also agrees to extend to Lotus TV, interest free, a credit facility consisting of a series of loans (each a “Loan”) totaling a minimum of US$15 million over a period of 10 years. The terms of each Loan and the increase of Annual Fee after the first three years of the Agreement will be renegotiated by the parties. The Company currently expects that the loans will be originated from its cash reserve, advertising revenue and, if necessary, raised from the capital market. On November 25, 2014, Lotus TV agreed to accelerate its repayment of its outstanding loan balance with CEM in annual installments of $2,000,000 cash starting in 2015 until the remaining balance is paid in full.

License fee expense for the year ended December 31, 2014, 2013 and 2012 was $177,359, $161,200 and $146,540, respectively, and was included in selling, general and administrative expenses.

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

Foreign Exchange Risk

The functional currency of our subsidiary in Macau is the Hong Kong dollar. The results of operations of, and certain of our intercompany balances associated with, are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. During the years ended December 31, 2014, 2013 and 2012 and through this date, there has been no significant fluctuation in exchange rates between Hong Kong dollars and US dollars.  However, future fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Any significant fluctuations in the exchange rate between the Hong Kong dollar and the United States dollar may bring down our operating income and lower our stock price.  We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

Investment Risk

During 2011and 2013, we invested in gold bullion. As of December 31, 2013 and 2012, we held gold bullion valued at $-0- and $4,367,420, respectively. The price of gold can fluctuate significantly. The price of gold has been and will continue to be affected by numerous factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, central bank activities, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors.  The gold price may decline in the future.  A substantial or extended decline in gold price would adversely impact our net income and may negatively affect our business.

We reviewed our investments in gold bullion for impairment when events and circumstances indicate that the decline in fair value of such gold bullion below its carrying value.  By December 31, 2013, all of our investments in gold were sold.

We do not own any derivative financial instruments. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that require disclosure under this item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Certified Public Accounting Firm

To The Board of Directors of

Credit One Financial, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Credit One Financial, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. Credit One Financial, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credit One Financial, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss, Krusick & Associates, LLC

Winter Park, Florida

February 23, 2015

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
Current Assets:
Cash and cash equivalents	$641,514	$2,086,943
Prepaid expense and other current assets	716,394	753,685
Total current assets	1,357,908	2,840,628

Property, Plant and Equipment
Furniture and fixtures	6,556	6,556
Less: accumulated depreciation	(6,511)	(6,058)
Total Property, Plant and Equipment	45	498

Trademark, net	95,156	77,320
Note receivable	8,073,263	4,783,768
Intangible assets, net of accumulated amortization of $1,996,617 and $1,390,315, respectively	1,643,904	3,582,116

Total Assets	$11,170,276	$11,284,330

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$63,218	$201,926
Deferred revenue	232,028	-
Total current liabilities	295,246	201,926

Shareholders’ Equity
Common stock, $0.001 par value, 500,000,000 shares authorized, 326,155,623 shares issued and outstanding as of December 31, 2014 and 2013, respectively	326,156	326,156
Additional paid-in capital	12,589,304	12,589,304
Accumulated deficit	(2,036,423)	(1,833,731)
Currency translation adjustment	(4,007)	675
Total shareholders’ equity	10,875,030	11,082,404

Total Liabilities and Shareholders’ Equity	$11,170,276	$11,284,330

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2014	2013	2012
Revenue
Advertising Revenue	$193,431	$698,141	$370,313
TV Program	-	21,189	37,519
Total revenue	193,431	719,330	407,832
Operating Expenses
Selling, general and administrative	965,931	1,189,880	1,056,445
Total operating expenses	965,931	1,189,880	1,056,445

Loss from operations	(772,500)	(470,550)	(648,613)

Other Income (Expenses)
Foreign currency exchange gain (loss)	-	-	(2,900)
Interest income	569,808	394,679	364,793
Gain (loss) on investment in gold	-	(976,058)	35,130
Gain on refund of Goldeq	-	380,510	-
Total other income (expenses)	569,808	(200,869)	397,023

Net Loss Before Income Taxes (Benefit)	(202,692)	(671,419)	(251,590)

Income Tax Provision (Benefit)	-	-	-

Net loss	$(202,692)	$(671,419)	$(251,590)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(4,682)	(1,511)	25,680

Total Comprehensive Income (Loss)	$(207,374)	$(672,930)	$(225,910)

Income (Loss) Per Share:
Basic and Diluted	$-	$-	$-

Weighted Average Number of Shares:	326,155,623	319,711,801	302,155,623

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2014, 2013 and 2012

			Additional		Currency	Total
	Common Shares		Paid in	Accumulated	Translation	Stockholders’
	Number	Amount	Capital	Deficit	Adjustment	Equity
Balance at December 31, 2011	302,155,623	$302,156	$11,893,304	$(910,722)	$(23,494)	$11,261,243
Currency translation adjustment	-	-	-	-	25,680	25,680
Loss for the year ended December 31, 2012	-	-	-	(251,590)	-	(251,590)
Balance at December 31, 2012	302,155,623	302,156	11,893,304	(1,162,312)	2,186	11,035,333
Issuance of common stock	24,000,000	24,000	696,000	-	-	720,000
Currency translation adjustment	-	-	-	-	(1,511)	(1,511)
Loss for the year ended December 31, 2013	-	-	-	(671,419)	-	(671,419)
Balance at December 31, 2013	326,155,623	326,156	12,589,304	(1,833,731)	675	11,082,404
Currency translation adjustment	-	-	-	-	(4,682)	(4,682)
Loss for the year ended December 31, 2014	-	-	-	(202,692)	-	(202,692)
Balance at December 31, 2014	326,155,623	$326,156	$12,589,304	$(2,036,423)	$(4,007)	$10,875,030

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2014, 2013 and 2012

	For the Years Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net loss	$(202,692)	$(671,419)	$(251,590)
Adjustments to reconcile net loss to net
cash used in operating activities:
Accretion of interest on note receivable	(569,570)	(394,675)	(364,793)
Amortization of intangible asset	606,893	528,141	501,008
Depreciation	453	1,764	1,964
(Gain) loss on investment in gold	-	960,330	(35,130)
Gain on refund of Goldeq	-	(380,510)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	37,288	354,190	(131,854)
Accounts payable and accrued expenses	(138,707)	(93,141)	245,646
Refund of cash to customer from sale of gold	-	(979,041)	-
Deferred revenue	232,028	(659,463)	4,843
Cash used in operating activities	(34,307)	(1,333,825)	(29,906)

Cash Flows from Investing Activities:
Investment in note receivable	(1,392,165)	(600,591)	-
Proceeds (payment) from investment in gold bullion	-	3,384,203	-
Change in amount due to director for gold investment	-	-	605
Investment in trademark	(17,836)	(28,950)	(26,546)
Cash provided by (used in) investing activities	(1,410,001)	2,754,662	(25,941)

Cash Flows from Financing Activities:
Payments on related party loan	-	(275,645)	-
Proceeds from issuance of common stock	-	720,000	-
Cash provided by financing activities	-	444,355	-

Impact of foreign currency on cash	(1,121)	20,960	6,471
Net increase (decrease) in cash and cash equivalents	(1,445,429)	1,866,152	(49,376)

Cash and Cash Equivalents, Beginning	2,086,943	200,791	250,167

Cash and Cash Equivalents, Ending	$641,514	$2,086,943	$200,791

Supplemental Cash Flow Information:
Cash Payments For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
Non-Cash Investing Activities:
Note receivable converted to prepaid expenses	$-	$-	$800,000
Goldeq received for advertising agreement (deferred revenue)	$-	$-	$2,014,825
Increase note receivable	$1,889,427	$-	$-
Decrease intangible asset	$(1,889,427)	$-	$-

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

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately $614,936 in U.S. net operating loss carry-forwards and $1,421,486 in Macau net operating loss carry-forwards as of December 31, 2014, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income from operations in the United States of America will be realized during the applicable carry-forward periods.  The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

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

As of December 31, 2014, the Company maintained $605,240 in foreign bank accounts not subject to FDIC coverage.  The remaining balance of $36,274 at December 31, 2014 was maintained in a domestic bank account and fully insured by FDIC.

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

In December 2013, Scientific Energy, Inc. decided that the remaining unused advertising time would no longer be needed, and the Company agreed to refund to it for the unused advertising time on Lotus TV in the aggregate amount of $7,593,834 Hong Kong dollars (approximately US$979,218) , which represented 6,750 minutes of unused advertising TV time.

Foreign Currency

The Company reports its financial position and results of operations in U.S. dollars.  For its subsidiaries that have functional currencies that are foreign currencies, the elements of the financial statements are translated by using a current exchange rate.  For assets and liabilities, the exchange rate at the balance sheet date is used. Revenues, expenses, gains, and losses were translated at the average exchange rate for the periods presented.  Transaction adjustments result from the process of translating the subsidiaries’ financial statements into US dollars and are not included in determining net income, but are reported in other comprehensive income.  There were currency translation adjustments of $(4,682), $(1,511), and $25,680 as of December 31, 2014, 2013 and 2012, respectively. These were included in Other Comprehensive Income (Loss).

Foreign currency transactions are transactions denominated in a currency other than the entity's functional currency.  At the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the recording entity are adjusted to reflect the current exchange rate, with any resulting differences reported in the current period statement of operations. For the years ended December 31, 2014, 2013 and 2012, the Company recognized $-0-, $-0-, and $2,900, respectively, of foreign currency exchange losses in the consolidated statements of operations.

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

In September 2012, the Company entered into an advertising agreement in exchange for $2,014,825 of gold bullion.  During the years ended December 31, 2013 and 2012, $504,752 and $149,978 of revenue were earned under the arrangement. Pursuant to the agreement between the Company and the client, the remaining amount of $978,687 was refunded to client on December 30, 2013.

Advertising Rights

Advertising rights represented costs for exclusive rights to advertise on Macau Lotus Satellite TV Media Limited’s (“Lotus”) network. The costs were determined as the difference between the face value of non-interest bearing notes receivable from Lotus and the present value of the notes receivable at the time of issuance. This intangible asset is being amortized over the remaining life of the rights, which expire August 31, 2020.

On November 25, 2014, CEM amended the 2010 Agreement with Lotus TV whereby Lotus TV agreed to accelerate its repayment of the loan balance in annual instalments of US$2,000,000 each starting from 2015 until the entire remaining loan balance shall have been paid in full, and CEM agreed to forego its exclusive advertising rights granted by Lotus TV, but remain as Lotus TV’s preferred advertising agent. As a result of the amendment, the intangible asset was reduced by $1,889,427.

Trademark

Legal costs associated with serving and protecting trademark are being capitalized and will be amortized over its estimated useful life.

Imputed Interest

In 2010, 2011, 2013 and 2014, the Company issued non-interest bearing notes receivable which fully mature in 2020.  The notes receivable were recorded at issuance at its present value using an effective interest rate of 8%, which was the Company’s stated rate on another note receivable.  At the balance sheet date, the notes are revalued with the change in present value recorded as interest income in the Consolidated Statements of Operations. On November 25, 2014, the repayment of the notes receivable was accelerated and the carrying value of the notes receivable was increased by $1,889,427 for the change in present value of the notes.

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

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at December 31, 2014, 2013 and 2012, respectively.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition.  ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 is effective for public companies for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its financial statements.

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

On November 25, 2014, CEM amended the 2010 Agreement with Lotus TV whereby Lotus TV agreed to accelerate its repayment of the loan balance in annual instalments of US$2,000,000 each starting from 2015 until the entire remaining loan balance shall have been paid in full, and CEM agreed to forego its exclusive advertising rights granted by Lotus TV, but remain as Lotus TV’s preferred advertising agent.

An intangible asset captioned Exclusive Advertising Rights has been recorded in the accompanying consolidated balance sheets representing the difference between the face amount of the notes receivable and the respective present values at the time of issuance.  This difference was deemed an asset because the interest-free note was a condition of the exclusive agreement.

A Summary of the notes receivable and intangible asset is as follows:

SCHEDULE OF NOTE RECEIVABLE

Date of Note	Amount Paid Lotus TV	Discounted Note Balance at Inception	Note Balance As of 12/31/ 2013	Note Balance As of 12/31/2014
12/17/2010	$ 1,928,839	$ 913,872	$ 293,942	$ 424,035
1/31/2011	780,000	363,279	461,090	499,148
6/12/2011	5,623,255	2,680,610	3,311,907	3,585,288
8/9/2011	614,731	299,814	363,779	407,108
4/9/2013	600,000	332,143	353,050	382,190
2/17/2014	1,005,543	596,862	-	639,937
6/13/2014	387,027	235,916	-	246,130
11/25/2014	-	1,889,427	-	1,889,427
	$ 10,939,395	$ 7,311,923	$ 4,783,768	$ 8,073,263

SCHEDULE OF INTANGIBLE ASSET

Date of Note	Amount Paid Lotus TV	Amount Allocated to Intangible Asset	Intangible Asset, Net As of 12/31/ 2013	Intangible Asset, Net As of 12/31/2014
12/17/2010	$ 1,928,839	$ 1,014,967	$ 699,075	$ 591,762
1/31/2011	780,000	416,721	291,597	247,752
6/12/2011	5,623,255	2,942,645	2,115,917	1,797,764
8/9/2011	614,731	314,917	234,458	198,737
4/9/2013	600,000	267,857	241,070	204,822
2/17/2014	1,005,543	408,681	-	354,679
6/13/2014	387,027	151,111	-	137,815
11/25/2014	-	(1,889,427)	-	(1,889,427)
	$ 10,939,395	$ 3,627,472	$ 3,582,117	$ 1,643,904

As a result of the November 25, 2014 amendment to accelerate repayment of the note and to forego exclusive rights but remain as a preferred agent, the Company increased the carrying value of the note receivable by $1,889,427 and decreased the intangible asset by $1,889,427.  The adjustment was based on the calculated present value of the notes in aggregate using annual repayment installments of $2 million beginning in 2015 until paid in full and an effective interest rate of 8%. The offset adjustment reflects the original accounting.

Interest income accrued on the notes amounted to $569,570 for 2014, $394,675 for 2013 and $364,793 for 2012.  Amortization of the intangible asset amounted to $606,893 for 2014, $528,277 for 2013 and $501,008 for 2012, and was included in selling, general and administrative expenses in the accompanying consolidated financial statements.

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

Due to the Company’s accumulated net losses, there was no provision for income taxes. The Company’s effective tax rate for the period ended December 31, 2014 was 0% due to the net operating loss carry-forward.  The Company’s taxes were subject to a full valuation allowance as follows at December 31, 2014, 2013 and 2012:

December 31, 2014
Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$614,936	2019 - 2034	$231,400	$(231,400)
Macau	1,421,486	2013 - 2017	170,578	(170,578)
	$2,036,422		$401,979	$(401,979)

December 31, 2013
Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$541,035	2019 - 2033	$203,591	$(203,591)
Macau	1,292,695	2013 - 2016	155,123	(155,123)
	$1,833,730		$358,715	$(358,715)

December 31, 2012
Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$474,192	2019 - 2032	$178,438	$(178,438)
Macau	688,120	2013 - 2015	82,574	(82,574)
	$1,162,312		$261,012	$(261,012)

The net deferred tax asset generated by the loss carry-forward has been fully reserved.

The Company has no United States corporate income tax liability as of December 31, 2014, 2013 and 2012.

Note 5 – Capital Stock

On April 9, 2010, the Company filed a Certificate of Amendment with the Secretary of State of the State of Florida to increase the authorized number of shares of its common stock from 110,000,000 shares to 500,000,000 shares, with a par value of $0.001 per share. As of December 31, 2014, there were 326,155,623 shares of the Company’s common stock issued and outstanding.

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

Note 6 - Commitments and Contingencies

On August 26, 2010, E&M (name changed to CEM International Ltd on September 16, 2010) entered into an Advertising Agreement (the “Agreement”) with Macau Lotus Satellite TV Media Limited (“Lotus TV”), pursuant to which Lotus TV authorized E&M as its exclusive agent to operate all of its advertising businesses, and to be entitled to all the revenues generated therefrom (“Advertising Rights”). On November 25, 2014, CEM amended the 2010 Agreement and forego its exclusive advertising rights but remain as Lotus TV’s preferred advertising agent.

The term of this Agreement is 10 years from September 1, 2010 to August 31, 2020. In consideration for Lotus TV’s grant of the Advertising Rights, E&M agrees to pay Lotus TV a fixed annual fee every year (the “Annual Fee”) regardless of the total amount of advertising revenues received by E&M. Under the Agreement, E&M paid Lotus TV an initial Annual Fee of $1,000,000 Hong Kong dollars (approximately US$128,900) for the first year of the Agreement, which Annual Fee will increase at 10% every year for the following two years. The amount of Annual Fee payable at December 31, 2014 and December 31, 2013 was $62,910 and $-0-, respectively.

E&M also agrees to extend to Lotus TV, interest free, a credit facility consisting of a series of loans (each a “Loan”) totaling a minimum of US$10 million over a period of 10 years. The terms of each Loan and the increase of Annual Fee after the first three years of the Agreement will be renegotiated by the parties. The Company currently expects that the loans will be originated from its cash reserve, advertising revenue and, if necessary, raised from the capital market. On November  25, 2014, Lotus TV agreed to accelerate its repayment of its outstanding loan balance with CEM in annual installments of $2,000,000 cash starting in 2015 until the remaining balance is paid in full.

License fee expense for the year ended December 31, 2014, December 31, 2013 and 2012 was $177,359, $161,200 and $146,540, respectively, and was included in selling, general and administrative expenses.

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

Note 9 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31, 2014 and 2013.

SCHEDULE OF ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31, 2014	December 31, 2013
Accounts payable	$308	$201,926
License fee payable	62,910	-
Total	$63,218	$201,926

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

The Company carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2014.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At June 30, 2014, our public float was approximately $224 million. The reasons that we believe that we are not subject to attestation by our independent registered public accounting firm are as below:

(1)  We have never had meaningful revenue, which is far, far less than $50 million per annum as mentioned in Rule 12b-2 of the Exchange Act of 1934, as amended.  Our annual revenue were only $0.19 million, $0.72 million, and 0.41 million for the fiscal years of 2014, 2013 and 2012, respectively; and

(2)  Of 326,155,637 shares of our outstanding shares, only 25,668 shares, or 0.00008%, are non-restricted shares.  As a result, our shares have been traded very thinly and infrequently, and its market value as calculated is hence not meaningful.

We believe that it is not the legislative intent of the Congress and the SEC to treat a very small company like us, which has very little annual revenue and its shares traded very thinly and infrequently, as an accelerated filer.  Based on the forgoing, therefore, we believe that we are not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in the annual report.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the information about our directors and executive officer:

Name	Age	Positions Held	Director Since

Dicky Cheung	43	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	2007

Xueyi Fan	45	Director	2011

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

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth the compensation of the Company's executive officers during the last two fiscal years:

Summary Compensation Table

						Non- Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Dicky Cheung	2014	-	-	-	-	-	-	-	-
CEO,	2013	-	-	-	-	-	-	-	-
President	2012	-	-	-	-	-	-	-	-
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

Outstanding Equity Awards at Fiscal Year-End

The Company does not have any equity incentive plans. There was no outstanding equity awards at fiscal year ended December 31, 2014.

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

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information as of February 23, 2015, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (3)	Percent of Class
Common	Dicky Cheung 80 Wall Street, Suite 818 New York, NY 10005	90,693,454	27.8%

common	Liang Huang	86,000,000	26.4%
	c/o 80 Wall Street, Suite 818 New York, NY 10005
Common	Total of All Shareholders with 5% or greater	176,693,454	54.2%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (3)	Percent of Class
Common	Dicky Cheung 80 Wall Street, Suite 818 New York, NY 10005	90,693,454	27.8%
Common	All officers and directors as a group(a)	90,693,454	27.8%

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Dicky Cheung, the Company’s director, President and CEO, purchased gold bullions on behalf of the Company in August 2011. Purchases made under this arrangement totaled approximately HKD $20 Million (USD $2.6 Million), which was  non-interest bearing and due on demand. By September 2013, all balance was paid off.

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

Parents

Not Applicable.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Moss, Krusick and Associates, LLC (“Moss Krusick”) for professional services rendered for the fiscal years ended December 31, 2014, 2013 and 2012:

Fee Category	2014	2013	2012
Audit fees	$43,000	$43,793	$41,427
Audit related fees	-	-	-
Tax fees*	2,300	2,300	2,300

Total fees	$45,300	$46,093	$43,727

*  100% of the services were pre-approved by the Board of Directors.

(1)  Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements included in our Form 10-Q.

(2)  Audit related fees.  None.

(3)  Tax fees.   Tax return preparation.

(4)   All other fees.   None.

(5)   Pre-Approval Policies

The Company does not have an audit committee at present. Our Board of Directors has reviewed and discussed with Moss Krusick the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2014 fiscal year. Our Board has also discussed with Moss Krusick the matters required to be discussed pursuant to Public Company Accounting Oversight Board Standards and to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

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

Date:  February 23, 2015

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons behalf of the registrant and in the capacities and on the dates indicated.

By: /s/  Dicky Cheung

Dicky Cheung

President & CEO

(Principal Executive Officer and Principal Financial Officer)

Date:  February 23, 2015

By: /s/ Xueyi Fan

Xueyi Fan, Director

Date:  February 23, 2015