Form 10-Q
period 2015-03-31
CREDIT ONE FINANCIAL INC
filed 2015-05-11
CIK 1201135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  326,155,623 shares of common stock, par value $0.001, as of May 11, 2015.

Item 1.    Financial Statements

CREDIT ONE FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$600,738	$641,514
Prepaid expenses and other current assets	710,229	716,394
Total Current Assets	1,310,967	1,357,908

Property, Plant and Equipment
Furniture and fixture, net of accumulated depreciation of $6,521 and $6,511, respectively	36	45
Total Property, Plant and Equipment	36	45

Trademark, net	97,531	95,156
Note receivable	8,178,792	8,073,263
Intangible assets, net of accumulated amortization of $2,069,996 and $1,996,617, respectively	1,572,027	1,643,904

Total Assets	$11,159,353	$11,170,276

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$112,256	$63,218
Deferred revenue	174,092	232,028
Total Current Liabilities	286,348	295,246

Stockholders' Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 326,155,623 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	326,156	326,156
Additional paid-in capital	12,589,304	12,589,304
Accumulated deficit	(2,042,925)	(2,036,423)
Currency translation adjustment	470	(4,007)
Total Stockholders' Equity	10,873,005	10,875,030

Total Liabilities and Stockholders' Equity	$11,159,353	$11,170,276

See accompanying notes to the consolidated financial statements

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three-Months Ended March 31,
	2015	2014
Revenue
Advertising Revenue	$58,023	$48,333
Total revenue	58,023	48,333
Operating Expenses
Selling, general and administrative	166,707	249,010
Total operating expenses	166,707	249,010

Loss From Operations	(108,684)	(200,677)

Other Income (Expenses)
Interest income	102,182	167,426
Total other income (expense)	102,182	167,426

Net Income (Loss) Before Income Taxes	(6,502)	(33,251)

Income Tax Provision	-	-

Net Income (Loss)	$ (6,502)	$ (33,251)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	4,476	(3,702)

Total Comprehensive Income (Loss)	$ (2,026)	$ (36,963)
Income (Loss) Per Share:
Basic and Diluted	$0.00	$0.00

Weighted Average Number of Shares:	326,155,623	326,155,623

See accompanying notes to the consolidated financial statements

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(6,502)	$(33,251)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of interest on note receivable	(102,183)	(167,418)
Amortization of intangible asset	72,545	136,830
Depreciation	9	426
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,166	27,198
Account payable and accrued expenses	49,038	42,769
Deferred revenue	(57,936)	144,998
Cash provided by (used in ) operating activities	(38,863)	151,552

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in notes receivable	-	(1,005,323)
Investment in trademark	(2,375)	(2,155)
Cash provided by (used in) investing activities	(2,375)	(1,007,478)

Impact of Exchange Rate on Cash and Cash Equivalents	462	(1,093)

Net Increase (Decrease) in Cash and Cash Equivalents	(40,776)	(857,019)

Cash and Cash Equivalents, Beginning	641,514	2,086,943

Cash and Cash Equivalents, Ending	$600,738	$1,229,924

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Paid for Interest	$-	$-
Cash Paid for Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
	$	$-

See accompanying notes to the consolidated financial statements

CREDIT ONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

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

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying interim consolidated financial statements for the three months ended March 31, 2015 and 2014 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These consolidated financial statements should be read in conjunction with the information filed as part of the Company’s 2014 Annual Report on Form 10-K, which was filed on February 23, 2015.

Principles of Consolidation

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Revenues and expenses are reported on the accrual basis, which means that income is recognized as it is earned and expenses are recognized as they are incurred.

Management is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recoded transactions are valid; (2) valid transactions are recorded; and (3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

The consolidated financial statements present the financial position and the results of operations of Credit One Financial, Inc. and its 100% owned subsidiary, CEM International Ltd.

All significant intercompany transactions and balances have been eliminated in consolidation.

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. The Company has approximately $639,336 in U.S. net operating loss carry-forwards and $1,403,589 in Macau net operating loss carry-forwards as of March 31, 2015, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income from operations in the United States of America will be realized during the applicable carry-forward periods.  The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

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

As of March 31, 2015, the Company maintained $586,465 in foreign bank accounts not subject to FDIC coverage.  The remaining balance of $14,273 at March 31, 2015 was maintained in a domestic bank account and fully insured by FDIC.

Foreign Currency

The Company reports it financial position and results of operations in U.S. dollars.  For its subsidiaries that have functional currencies that are foreign currencies, the elements of the financial statements are translated by using a current exchange rate.  Assets and liabilities were translated at exchange rates as of the balance sheet date.  Revenues, expenses, gains and losses were translated at average exchange rates in effect for the periods presented.  Transaction adjustments result from the process of translating the subsidiaries’ financial statements into US dollars and are not included in determining net income, but are reported in other comprehensive income.  There was currency translation adjustment of $4,476 and $(3,702) for the three months ended March 31, 2015 and 2014, respectively.

Foreign currency transactions are transactions denominated in a currency other than the entity's functional currency.  At the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the recording entity are adjusted to reflect the current exchange rate, with any resulting differences reported in the current period statement of operations. For the three months ended March 31, 2015 and 2014, the Company recognized no foreign currency exchange losses in the consolidated statements of operations.

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

Earnings Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at March 31, 2015 and 2014, respectively.

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

Note 3 - Note Receivable and Advertising Rights Asset

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

A Summary of the notes receivable and intangible asset is as follows:

SCHEDULE OF NOTE RECEIVABLE

Date of Note	Amount Paid Lotus TV	Discounted Note Balance at Inception	Aggregate Note Balance As of 3/31/ 2015
12/17/2010	$ 1,928,839	$ 913,872
1/31/2011	780,000	363,279
6/12/2011	5,623,255	2,680,610
8/9/2011	614,731	299,814
4/9/2013	600,000	332,143
2/17/2014	1,005,543	596,862
6/13/2014	387,027	235,916
11/25/2014	-	1,889,427
	$ 10,939,395	$ 7,311,923	$ 8,178,792

SCHEDULE OF INTANGIBLE ASSET

Date of Note	Amount Paid Lotus TV	Amount Allocated to Intangible Asset	Aggregate Intangible Asset, Net As of 3/31/ 2015
12/17/2010	$ 1,928,839	$ 1,014,967
1/31/2011	780,000	416,721
6/12/2011	5,623,255	2,942,645
8/9/2011	614,731	314,917
4/9/2013	600,000	267,857
2/17/2014	1,005,543	408,681
6/13/2014	387,027	151,111
11/25/2014	-	(1,889,427)
	$ 10,939,395	$ 3,627,472	$ 1,572,027

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

Interest income accrued on the notes amounted to $102,183 and $167,426 for the three months ended March 31, 2015 and 2014, respectively.  Amortization of the intangible asset amounted to $72,545 and $136,860 for the three months ended March 31, 2015 and 2014, respectively, and was included in selling, general and administrative expenses in the accompanying consolidated financial statements.

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

Due to the Company’s accumulated net losses, there was no provision for income taxes. The Company’s effective tax rate for the period ended March 31, 2015 was 0% due to the net operating loss carry-forward.  The Company’s taxes were subject to a full valuation allowance as follows at March 31, 2015 and December 31, 2014:

March 31, 2015
Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$639,336	2019 - 2034	$240,582	$(240,582)
Macau	1,403,589	2013 - 2017	168,431	(168,431)
	$2,042,925		$409,013	$(409,013)

December 31, 2014
Tax	Accumulated Net		Deferred	Valuation
Jurisdiction	Operating Loss	Expiration	Tax Asset	Allowance

United States	$614,936	2019 - 2034	$231,400	$(231,400)
Macau	1,421,486	2013 - 2017	170,578	(170,578)
	$2,036,422		$401,978	$(401,978)

The net deferred tax asset generated by the loss carry-forward has been fully reserved.

The Company has no United States corporate income tax liability as of March 31, 2015 and December 31, 2014.

Note 5 – Capital Stock

On April 9, 2010, the Company filed a Certificate of Amendment with the Secretary of State of the State of Florida to increase the authorized number of shares of its common stock from 110,000,000 shares to 500,000,000 shares, with a par value of $0.001 per share. As of March 31, 2015, there were 326,155,623 shares of the Company’s common stock issued and outstanding.

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

The term of this Agreement is 10 years from September 1, 2010 to August 31, 2020. In consideration for Lotus TV’s grant of the Advertising Rights, E&M agrees to pay Lotus TV a fixed annual fee every year (the “Annual Fee”) regardless of the total amount of advertising revenues received by E&M. Under the Agreement, E&M paid Lotus TV an initial Annual Fee of $1,000,000 Hong Kong dollars (approximately US$128,900) for the first year of the Agreement, which Annual Fee will increase at 10% every year for the following two years. The amount of Annual Fee payable at March 31, 2015 and December 31, 2014 was $110,137 and $62,910, respectively.

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

License fee expense for the three months ended March 31, 2015 and 2014 were $47,195 and $42,887, respectively, and is included in selling, general and administrative expenses.

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

Note 8 - Subsequent Events

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

CEM also agreed to extend to Lotus TV, interest free, a credit facility consisting of a series of loans totaling a minimum of US$10 million (amended to US$15 million on June 13, 2014) over a period of ten years. The terms of each loan and the increase of the annual fee after the first three years of the agreement will be renegotiated by the parties.  As of March 31, 2015, the loan balance to Lotus TV was approximately $10.14 million US dollars under this agreement.

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

Results of Operations

For the Three Months ended March 31, 2015 Compared to 2014

Operating Revenues

The following table presents a breakdown of our operating revenues among advertising revenues and revenue from TV program, i.e., revenue from sale of the advertising TV time obtained from Lotus TV:

	For the Three Month Ended March 31,
	2015			2014
	Amount	%		Amount	%
Operating revenues:
Advertising revenue	$58,023	100	.0%	$48,333	100.0%
TV Program	-	0.0%		-	0.0%
Total operating revenues	$58,023	100.0%		$48,333	100.0%

In October 2014, the Company received an advance payment of $231,660, and in January 2014, an advance payment of $193,394 under a contract to provide advertising for all of 2014. During the three months ended March 31, 2015 and 2014, the Company recognized revenue of $58,023 and $48,433, respectively, related to the contract. At March 31, 2015, $174,092 of deferred revenue was recorded related to the contact.

Operating expenses

The following table presents a breakdown of our operating expenses:

	For the Three Month Ended March 31,
	2015		2014
	Amount	%	Amount	%
Operating expense:
License fee	$47,195	%	$42,887	17.2%
Amortization of advertising right assets	72,545	%	136,830	54.9%
Other general and administrative	46,967	%	62,293	27.9%
Total operating expenses	$166,707	100.0%	$249,010	100.0%

Operating expenses for the three months ended March 31, 2015 were $166,707, as compared to $249,010 for the same period of 2014.  The decrease in operating expenses was mainly due to decrease in other general and administrative expenses.

Other income (expenses)

Our total other expenses for the three months ended March 31, 2015 was $102,182, which consisted of interest income.  For the same period of 2014, the other expense was $167,424, which consisted of interest income.

Net income (loss)

For the three months ended March 31, 2015, the Company had a net loss of $6,502, or $0.00 per share, as compared to a net loss of $33,251, or $0.00 per share, for the same period of prior year.

Liquidity and Capital Resources

Cash flow information is as follows:

	Three Months Ended March 31,
	2015	2014
Cash provided by (used in):
Operating activities	$(38,863)	$151,552
Investing activities	(2,375)	(1,007,478)
Financing activities	-	-
Effect of exchange rate on cash and cash equivalents	462	(1,093)
Net increase (decrease) in cash and cash equivalents	$(40,776)	$(857,019)

At March 31, 2015, the Company had a cash balance of $600,738.  For the three months ended March 31, 2015, the operating activities of the Company used net cash of $38,863, as compared to net cash generated by the operating activities of $151,552 for the prior year.  Cash used in 2015 operating activities resulted primarily from the following: current year net loss of $6,502; the net decrease in operating assets and liabilities of $2,732; and non-cash operating outflows of $29,629.

For the three months ended March 31, 2015, the Company used net cash $2,375 for investing in trademark in its investing activities, compared to $1,007,478 of net cash used in the same period of 2014.  The cash used in the three months ended March 31, 2014 was primarily a result of the additional loan to Lotus TV in February 2014.

For the three months ended March 31, 2015 and 2014, there were no financing activities.

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

In our opinion, our available funds and revenues generated from our operation may not able to satisfy our capital requirements for the next 12 months, and we may need to raise additional funds to meet our needs and to pursue growth opportunities. We may raise funds through private placements, either in equity offerings, or interest bearing borrowings. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with operations will be materially hindered.

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

The term of this Agreement is 10 years from September 1, 2010 to August 31, 2020. In consideration for Lotus TV’s grant of the Advertising Rights, CEM agrees to pay Lotus TV a fixed annual fee every year (the “Annual Fee”) regardless of the total amount of advertising revenues received by CEM. Under the Agreement, CEM paid Lotus TV an initial Annual Fee of $1,000,000 Hong Kong dollars (approximately US$128,900) for the first year of the Agreement, which Annual Fee will increase at 10% every year until 2017. The amount of Annual Fee payable at March 31, 2015 and December 31, 2014 was $110,137 and $62,910, respectively.

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

License fee expense for the three months ended March 31, 2015 and 2014 was $47,195 and $42,887, respectively, and was included in selling, general and administrative expenses.

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

Foreign Exchange Risk

The functional currency of our subsidiary in Macau is the Hong Kong dollar. The results of operations of, and certain of our intercompany balances associated with, are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. During the three months ended March 31, 2015 and 2014 and through this date, there has been no significant fluctuation in exchange rates between Hong Kong dollars and US dollars.  However, future fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Any significant fluctuations in the exchange rate between the Hong Kong dollar and the United States dollar may bring down our operating income and lower our stock price.  We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

Investment Risk

We do not own any derivative financial instruments. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that require disclosure under this item.

Item 4T.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.

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

May 11, 2015