Form 10-K
period 2015-12-31
CREDIT ONE FINANCIAL INC
filed 2016-03-30
CIK 1201135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐   NO  ☒

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Approximately $164 million.

(APPLICABLE ONLY TO CORPORATE REGISTRANT)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  326,155,623 shares of the registrant’s common stock were outstanding as of March 30, 2016.

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

The term of this agreement is ten years from September 1, 2010 to August 31, 2020.  In consideration for Lotus TV’s grant of the exclusive advertising rights, E&M agrees to pay Lotus TV a fixed fee on an annual basis regardless of the total amount of revenues generated from the advertising business to be received by E&M.  Under the agreement, E&M paid Lotus TV an annual fee of approximately $129,000 (HK$1,000,000) for the first year of the agreement. Such fee will 10% every year for the following five years.

E&M also agrees to extend to Lotus TV, interest free, a credit facility consisting of a series of loans totaling a minimum of $10 million (amended to $15 million on June 13, 2014) over a period of ten years. The terms of each loan will be negotiated by the parties. As of December 31, 2015, the Company has loaned Lotus TV approximately $10.97 million under this agreement, and as of December 31, 2015, Lotus TV has repaid $2.06 million (HK$15,500,600) due under the notes.

The funds the Company loaned to Lotus TV were from the private placements conducted in reliance upon exemptions from registration provided by Regulation S and/or Section 4(a)(2) promulgated under the Securities Act of 1933, as amended. All investors were not a “U.S. Person” as that term is defined in Regulation S.

On November 25, 2014, CEM amended its 2010 Agreement with Lotus TV whereby Lotus TV agreed to accelerate its repayment of the loan balance in annual instalments of $2,000,000 (amended to annual minimum instalments of  $1,000,000 on December 28, 2015) each starting from 2015 until the entire remaining loan balance shall have been paid in full, and CEM agreed to forego its exclusive advertising rights granted by Lotus TV, but remain as Lotus TV’s preferred advertising agent.

On September 16, 2010, the name of E&M was changed to CEM International Ltd.

The Company has not been involved in any bankruptcy, receivership or similar proceeding.

Description of Business

The Company, through its wholly owned subsidiary CEM International Ltd, operates as an advertising agent to place and handle advertising for its clients.  On August 26, 2010, CEM entered into an exclusive agreement with Lotus TV to provide advertising services for a ten-year period commencing on September 1, 2010.  Because the Company’s clients have created and produced their own advertising clips and trailers, or programs, the Company currently acts only as an advertising placement agent for Lotus TV. There is no advertising creating and planning activities involved at this time.

As Lotus TV’s preferred advertising agent, the Company provides advertising agency services to its clients by providing the advertising time slots the Company obtains from Lotus TV. Advertisers can purchase advertising time slots of Lotus TV directly from the Company.

The Company generates revenues primarily from advertising sales paid by clients for the planning and placement of advertisements on Lotus TV.

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

The Company has applied for certain patent and trademark. The legal costs associated with serving and protecting patent and trademark are being capitalized and amortized over its estimated useful life.

Employees

As of December 31, 2015, the Company had two employees.  As its business activities increase in size, the Company may need to hire additional employees. None of the Company’s employees are covered by collective bargaining agreements.  We believe our relationships with employees to be satisfactory.

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

We have incurred operating losses since our inception. As a result, at December 31, 2015 we had an accumulated deficit of $1,919,436.  Our revenues from continuing operations for the years ended December 31, 2015, 2014, and 2013 were $232,186, $193,431 and $719,330, respectively.  There is no assurance that we can achieve profitability.

We have a limited operating history, which may make it difficult for you to evaluate our business and prospects.

We have a limited operating history, which may not provide a meaningful basis for you to evaluate our business, financial performance and prospects.  As a young company, we are subject to all of the risks associated with a new business enterprise.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by new business endeavors.  We do not have a significant operating history, which would provide you with meaningful information about our future operations.

Our business is dependent on our relationship with Lotus TV, and the loss of this relationship could materially reduce our revenues, liquidity and cash flows.

We entered into an agreement with Lotus TV on August 26, 2010 to provide advertising services for a ten-year period commencing on September 1, 2010.  Currently our business is dependent on our relationship with Lotus TV.  The loss of this relationship, or Lotus TV’s inability to continue its business, will have a material adverse impact on our business, operating results and financial conditions.

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

Our assets, officers and directors are located outside of the United States.  As a result, it may be difficult to effect service of process within the United States and enforce judgment of the U.S. courts obtained against us and our executive officers and directors.  Particularly, our shareholders may not be able to:

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

The functional currency of our operations in Macau is the Hong Kong dollar.  Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results.  During the years ended December 31, 2015, 2014 and 2013 and through this date, there has been no significant fluctuation in exchange rates between Hong Kong dollars and US dollars.  However, future fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Any significant fluctuations in the exchange rate between the Hong Kong dollar and the United States dollar may bring down our operating income and lower our stock price.  We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

Risks Related to the Company’s Securities

Management exercises significant control over matters requiring shareholder approval which may result in the delay or prevention of a change in our control.

Dicky Cheung, our President and CEO, beneficially owned 90,693,454 shares, or approximately 27.8%, and Liang Huang, an investor, beneficially owned 86,000,000 shares, or approximately 26.4%, of our outstanding common stock as of December 31, 2015. Accordingly, they could significantly influence us on matters submitted to the stockholders for approval.  These matters include the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control that might otherwise be beneficial to our other stockholders.  Their interests may differ from the interests of our other shareholders.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is currently quote on the OTCQB marketplace under the symbol "COFI", and has been traded very thinly and infrequently, which limits its ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. The following table lists the quotations for the high and low bid prices, which reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	High	Low
Year ended December 31, 2015:
First quarter	$3.00	$1.00
Second quarter	$3.00	$1.00
Third quarter	$3.00	$1.00
Fourth quarter	$3.00	$2.00

Year ended December 31, 2014:
First quarter	$2.00	$2.00
Second quarter	$2.00	$1.05
Third quarter	$1.50	$1.50
Fourth quarter	$1.50	$1.00

Holders

As of December 31, 2015, the Company had approximately 84 holders of record of its common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

The shares sold as described above were unregistered under the Securities Act of 1933, as amended. The shares were issued in reliance upon exemptions from registration provided by Regulation S and/or Section 4(a)(2) promulgated under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or any affiliated entity during the year ended December 31, 2015.

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

	Years Ended December 31,
	2015	2014	2013	2012	2011

Statements of Operations:
Net sales	$232,186	$193,431	$719,330	$407,832	$123,504
Loss from operations	(502,414)	(772,500)	(470,550)	(646,613)	(535,170)
Net income (loss)	116,987	(202,692)	(671,419)	(251,590)	(60,977)
Earnings (loss) per share - basic and diluted	0.00	(0.00)	(0.00)	(0.00)	(0.08)
Weighted average shares - basic and diluted	326,155,623	326,155,623	319,711,803	302,155,623	302,155,623

Statements of Cash Flows:
Net cash used in operating activities	$(395,067)	$(34,307)	$(1,333,825)	$(29,906)	$(406,686)
Net cash provided by (used in) investing activities	1,255,114)	(1,410,001	2,754,662	(25,941)	(8,558,204)
Net cash provided by financing activities	-	-	444,355	-	9,000,000

	Years December 31,
	2015	2014	2013	2012	2011
Balance Sheets:
Total assets	$11,009,453	$11,170,276	$11,284,330	$13,626,676	$11,585,887
Total shareholders’ equity	11,001,374	10,875,030	11,082,404	11,035,333	11,261,243

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

The term of this agreement is ten years from September 1, 2010 to August 31, 2020.  In consideration for Lotus TV’s grant of the Advertising Rights, CEM agreed to pay Lotus TV a fixed fee on an annual basis regardless of the total amount of revenues generated from the advertising business to be received by CEM. Under the agreement, CEM paid Lotus TV an initial annual fee of HK$1,000,000 for the first year of the agreement, which will increase at 10% every year for the following five years.

CEM also agreed to extend to Lotus TV, interest free, a credit facility consisting of a series of loans totaling a minimum of $10 million (amended to $15 million on June 13, 2014) over a period of ten years. The terms of each loan and the increase of the annual fee after the first three years of the agreement will be renegotiated by the parties.  As of December 31, 2015, the loan balance to Lotus TV was approximately $10.97 million under this agreement, and as of December 31, 2015, Lotus TV has repaid about $2.06 million (HK$15,500,600) due under the notes.

On November 25, 2014, CEM amended its 2010 Agreement with Lotus TV whereby Lotus TV agreed to accelerate its repayment of the loan balance in annual instalments of $2,000,000 (amended to annual minimum instalments of  $1,000,000 on December 28, 2015) each starting from 2015 until the entire remaining loan balance shall have been paid in full, and CEM agreed to forego its exclusive advertising rights granted by Lotus TV, but remain as Lotus TV’s preferred advertising agent.

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

During 2011 and 2013, the Company invested in gold bullion. In September 2012, the Company entered into a Trust Agreement with a law firm as the trustee to hold the Company’s gold bullions.  Upon receipt of the gold bullions, the Trustee issued electronic receipts, each known as a “Goldeq”, which can be used, in lieu of gold, as an intermediary to facilitate the exchange of goods and services conducted on the Company’s proposed joint venture with Lotus TV, in which a series of interactive game shows will be launched via satellite TV and the internet for viewers throughout the world to participate, and Lotus TV will provide broadcasting time.  The goods and services originally proposed for exchange were household items or household services, such as books and audios, cosmetics, shoes and leather bags, computers and office suppliers, home repairs or web design, etc. This project was unsuccessful.

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

On February 17, 2013 and on December 12, 2013, the Company sold all its gold bullion on hand for $3,384,203 (HK$26,249,236) in cash, which resulted in a cumulative loss of approximately $1,206,798 since the gold was originally acquired in 2012 and 2011.

In December 2013, pursuant to Scientific Energy Inc.’s request, the Company agreed to refund the unused advertising time on Lotus TV in the aggregate amount of $978,687 (HK$7,593,834) , which represented 6,750 minutes of unused advertising TV time.

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

Operating Revenues

The following table presents a breakdown of our operating revenues from sale of the advertising TV time obtained from Lotus TV:

	Years Ended December 31,
	2015		2014
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
Operating revenues:
Advertising revenue	$ 232,186	100%	$193,431	100%

In October 2014, the Company entered into an advertising agreement with a third party. Pursuant to the agreement, the Company agreed to provide advertising service to the third party from January 1, 2015 to December 31, 2015 for a monthly fee of approximately $38,300 (HK$300,000) with service from July to December 2015 free of charge. For the year ended December 31, 2015, the Company recorded advertising revenue of approximately $232,000 (HK$1,800,000) related to this agreement.

Operating expenses

The following table presents a breakdown of our operating expenses:

	Years Ended December 31,
	2015		2014
	Amount	% of Total Operating Expenses	Amount	% of Total Operating Expenses
Operating expenses:
License fee	$ 195,153	26.6%	$177,359	18.4%
Amortization of advertising right assets	349,423	47.6%	607,128	62.9%
Impairment loss on trademark	10,530	1.4%	-	-
Other general and administrative	179494	24.4%	181,444	18.7%
Total operating expenses	$ 734,600	100.0%	$965,931	100.0%

Operating expenses for the year ended December 31, 2015 were $734,600, as compared to $965,931 for the year ended December 31, 2014.  The decrease in operating expenses was mainly due to a decrease in amortization of advertising right as a result of the November 25, 2014 amendment to the 2010 Agreement with Lotus TV.

Other income (expenses)

Our other income for the years ended December 31, 2015 and 2014 was $619,401 and $569,808, respectively. All other income for both years was interest income.

Net income (loss)

For the year ended December 31, 2015, the Company had a net income of $116,989 as compared to a net loss of $202,692 for 2014. The change was due to factors discussed above.

Comparison of Years Ended December 31, 2014 and 2013

Operating Revenues

The following table presents a breakdown of our operating revenues among advertising revenues and revenue from TV program, i.e., revenue from sale of the advertising TV time obtained from Lotus TV:

	Years Ended December 31,
	2014		2013
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
Operating revenues:
Advertising revenue	$ 193,431	100.0%	$698,141	97.1%
TV Program	-	0.0%	21,189	2.9%
Total operating revenues	$ 193,431	100.0%	$719,330	100.0%

In September 2012, the Company entered into an Advertising Time Purchase Agreement with Scientific Energy Inc. in exchange for $2,014,825 of gold bullion.  The terms of the contract provide that the Company will sell 10,000 minutes of advertising time divided into 30-second time slots for a total of 20,000 advertising slots.  Revenue is recognized as advertisements are aired. During the year ended December 31, 2013, $504,752 of revenue was recognized related to advertising time slots used and was paid by Scientific Energy, Inc. per the Advertising Time Purchase Agreement. The remaining amount was included in deferred revenue at December 31, 2012.

On December 12, 2013, the Company refunded all unused advertising time on Lotus TV in the aggregate amount of 404,995 seconds (or 6,750 minutes) valued HK$7,593,835. As of December 31, 2013, there was no more deferred revenue related to Scientific Energy’s advance payment.

Operating expenses

The following table presents a breakdown of our operating expenses:

	Years Ended December 31,
	2014		2013
	Amount	% of Total Operating Expenses	Amount	% of Total Operating Expenses
Operating expenses:
License fee	$ 177,359	18.4%	$161,200	13.5%
Amortization of advertising right assets	607,128	62.9%	528,141	44.4%
Other general and administrative	181,444	18.7%	500,539	42.1%
Total operating expenses	$ 965,931	100.0%	$1,189,880	100.0%

Operating expenses for the year ended December 31, 2014 were $965,931, as compared to $1,189,880 for 2013.  Operating expenses decreased because the Company terminated the Advertising Time Purchase Agreement with Scientific Energy Inc. on December 12, 2013, and therefore no cost related to the agreement occurred in 2014.

Other income (expenses)

Our total other income for the year ended December 31, 2014 was $569,808, which consisted of interest income. For the year ended December 31, 2013, total other expense was $200,869, which primarily consisted of interest income of $394,679, loss on investments of $976,058, and gain on refund of Goldeq of $380,510.

Net income (loss)

For the year ended December 31, 2014, the Company had a net loss of $202,692 as compared to a net loss of $671,419 for the year ended December 31, 2013.

Liquidity and Capital Resources

Cash flow information is as follows:

	Year Ended December 31,
	2015	2014	2013
Cash provided by (used in):
Operating activities	$(395,067)	$(34,307)	$(1,333,825)
Investing activities	1,255,114	(1,410,001)	2,754,662
Financing activities	-	-	444,355
Effect of exchange rate on cash and cash equivalents	274	(1,121)	20,960
Net increase (decrease) in cash and cash equivalents	$860,321	$(1,445,429)	$1,886,152

At December 31, 2015, the Company had a cash balance of $1,501,835.  For the year ended December 31, 2015, the operating activities of the Company used net cash of $395,067, as compared to net cash used by the operating activities of $34,307 for the prior year. The difference mainly because the Company received advance from a customer in 2014 for service rendered in 2015.

Net cash provided by investing activities for the year ended December 31, 2015 was $1,255,114, compared to $1,410,001 of net cash used in 2014.  Cash provided by investing activities in 2015 pertains primarily to a partial repayment of notes receivable of $1,257,835.  Cash used in investing activities in 2014 pertains primarily to investment in note receivable of $1,392,165 and investment in trademark of $17,836.

For the year ended December 31, 2014, the operating activities of the Company used net cash of $34,307, as compared to net cash used by the operating activities of $1,333,825 for the year ended December 31, 2013. The difference mainly resulted from a refund of cash to customer in 2013 of $979,041.

Net cash used in investing activities for the year ended December 31, 2014 was $1,410,001, compared to $2,754,662 of net cash provided in 2013. This 2014 amount pertains primarily to investment in note receivable of $1,392,165 and investment in trademark of $17,836. The 2013 amount pertains primarily to proceeds from gold sale of $3,384,203, and offset by net cash used in investments in note receivable of $600,591and trademark of $28,950.

For the years ended December 31, 2015 and 2014, there were no financing activities.  For the year ended December 31, 2013, the Company’s financing activities provided net cash of $444,355, of which $720,000 were proceeds from issuance of 24 million shares of the Company’s common stock in a private placement offset by payment of related party loan of $275,645.

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

Off-Balance Sheet Arrangements

None.

Commitments

On August 26, 2010, CEM International Ltd. entered into an Advertising Agreement with Lotus TV, pursuant to which Lotus TV authorized CEM as its exclusive agent to operate all of its advertising business, and to be entitled to all the revenues generated therefrom (“Advertising Rights”). On November 25, 2014 and December 28, 2015, CEM amended the 2010 agreement and forego its exclusive advertising rights but remain as Lotus TV’s preferred advertising agent.

The term of this agreement is 10 years from September 1, 2010 to August 31, 2020. In consideration for Lotus TV’s grant of the Advertising Rights, CEM agreed to pay Lotus TV a fixed annual fee every year regardless of the total amount of advertising revenues received by CEM. Under the agreement, CEM paid Lotus TV an initial annual fee of $128,900 (HK$1,000,000) for the first year of the agreement. The annual fee will increase at 10% every year until 2017. The amount of annual fee payable at December 31, 2015 and 2014 was $0 and $62,110, respectively.

CEM also agreed to extend to Lotus TV, interest free, a credit facility consisting of a series of loans totaling a minimum of $15 million over a period of 10 years. The terms of each loan will be renegotiated by the parties. The Company currently expects that the loans will be originated from its cash reserve, advertising revenue and, if necessary, raised from the capital market. On November 25, 2014, CEM amended its 2010 agreement with Lotus TV whereby Lotus TV agreed to accelerate its repayment of the loan balance in annual instalments of $2,000,000 (amended to annual minimum instalments of $1,000,000 on December 28, 2015) each starting from 2015 until the entire remaining loan balance shall have been paid in full.

License fee expense for the year ended December 31, 2015, 2014 and 2013 was $195,153, $177,359 and $161,200, respectively, and was included in selling, general and administrative expenses.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, such as doubtful accounts and impairment of long-lived assets. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 2 to our consolidated financial statements as included in this report.  These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Inflation

In general, our costs are affected by inflation and we may experience the effects of inflation in future periods. Such effects have not been material to us in the past and we believe will not materially affect us in the future.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

The functional currency of our subsidiary in Macau is the Hong Kong dollar. The results of operations of, and certain of our intercompany balances associated with, are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. During the years ended December 31, 2015, 2014 and 2013 and through this date, there has been no significant fluctuation in exchange rates between Hong Kong dollars and US dollars.  However, future fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Any significant fluctuations in the exchange rate between the Hong Kong dollar and the United States dollar may bring down our operating income and lower our stock price.  We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are unaudited.

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$ 1,501,835	$ 641,514
Prepaid expense and other current assets	682,319	716,394
Total current assets	2,184,154	1,357,908

Property and equipment, net of accumulated depreciation	-	45
Patents and trademark, net of accumulated amortization	87,431	95,156
Notes receivable, net of discount	7,441,978	8,073,263
Advertising right, net of accumulated amortization	1,295,890	1,643,904

Total Assets	$ 11,009,453	$ 11,170,276

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$ 8,079	$ 63,218
Deferred revenue	-	232,028
Total current liabilities	8,079	295,246

Commitment and Contingencies

Shareholders’ Equity
Common stock, $0.001 par value, 500,000,000 shares authorized, 326,155,623 shares issued and outstanding

	326,156	326,156
Additional paid-in capital	12,589,304	12,589,304
Accumulated deficit	(1,919,436)	(2,036,423)
Accumulated other comprehensive income (loss)-currency translation adjustment	5,350	(4,007)
Total shareholders’ equity	11,001,374	10,875,030

Total Liabilities and Shareholders’ Equity	$ 11,009,453	$ 11,170,276

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the year ended December 31,
	2015	2014	2013
Revenues:
Advertising revenue	$ 232,186	$ 193,431	$ 698,141
TV program	-	-	21,189
Total revenues	232,186	193,431	719,330

Operating Expenses:
Selling, general and administrative	724,070	965,931	1,189,880
Impairment loss	10,530	-	-
Total operating expenses	734,600	965,931	1,189,880

Loss from operations	(502,414)	(772,500)	(470,550)

Other Income (Expenses)
Interest income	619,401	569,808	394,679
Loss on investment in gold	-	-	(976,058)
Gain on refund of Goldeq	-	-	380,510
Total other income (expenses)	619,401	569,808	(200,869)

Net Income (Loss)	$ 116,987	$ (202,692)	$ (671,419)

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	9,357	(4,682)	(1,511)

Total Comprehensive Income (Loss)	$ 126,344	$ (207,374)	$ (672,930)

Earnings (Loss) Per Share – Basic and Diluted	$ 0.00	$ (0.00)	$ (0.00)

Weighted Average Number of Shares Outstanding – Basic and Diluted	326,155,623	326,155,623	319,711,801

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2015, 2014 and 2013

(UNAUDITED)

			Additional		Currency	Total
	Common Shares		Paid-in	Accumulated	Translation	Stockholders’
	Number	Amount	Capital	Deficit	Adjustment	Equity
Balance at December 31, 2012	302,155,623	$302,156	$11,893,304	($1,162,312)	$ 2,186	$11,035,334
Issuance of common stock for cash	24,000,000	24,000	696,000	-	-	720,000
Currency translation adjustment	-	-	-	-	(1,511)	(1,511)
Net loss	-	-	-	(671,419)	-	(671,419)
Balance at December 31, 2013	326,155,623	326,156	12,589,304	(1,833,731)	675	11,082,404
Currency translation adjustment	-	-	-	-	(4,682)	(4,682)
Net loss	-	-	-	(202,692)	-	(202,692)
Balance at December 31, 2014	326,155,623	326,156	12,589,304	(2,036,423)	(4,007)	10,875,030
Currency translation adjustment	-	-	-	-	9,357	9,357
Net income	-	-	-	116,987	-	116,987
Balance at December 31, 2015	326,155,623	$326,156	$12,589,304	($1,919,436)	$ 5,350	$11,001,374

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$116,987	$(202,692)	$(671,419)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accretion of interest on note receivable	(619,398)	(569,570)	(394,675)
Amortization of intangible asset	349,423	606,893	528,141
Depreciation	45	453	1,764
Impairment loss	10,530	-	-
Loss on investment in gold	-	-	960,330
Gain on refund of Goldeq	-	-	(380,510)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	34,714	37,288	354,190
Account payable and accrued expenses	(55,182)	(138,707)	(93,141)
Refund of cash to customer from sale of gold	-	-	(979,041)
Deferred revenue	(232,186)	232,028	(659,463)
Cash used in operating activities	(395,067)	(34,307)	(1,333,825)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in notes receivable	-	(1,392,165)	(600,591)
Proceeds from notes receivable	1,257,835	-	-
Proceeds from investment in gold bullion	-	-	3,384,203
Investment in patents and trademark	(2,721)	(17,836)	(28,950)
Cash provided by (used in) investing activities	1,255,114	(1,410,001)	2,754,662

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party loan	-	-	(275,645)
Proceeds from issuance of common stock	-	-	720,000
Cash provided by financing activities	-	-	444,355

Impact of exchange rate on cash and cash equivalents	274	(1,121)	20,960

Net increase (decrease) in cash and cash equivalents	860,321	(1,445,429)	1,886,152

Cash and cash equivalents, beginning	641,514	2,086,943	200,791

Cash and cash equivalents, ending	$1,501,835	$641,514	$2,086,943

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Increase note receivable	$-	$1,889,427	$-
Decrease intangible asset	$-	$(1,889,427)	$-

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

Note 1 –Nature of Business

Credit One Financial, Inc. (the “Company”) was incorporated in the State of Florida on September 24, 1999. In August 2010, the Company established a wholly owned subsidiary, E&M International Limited (“E&M”), in the Cayman Islands.  On September 16, 2010, E&M changed its name to CEM International Ltd. (“CEM”).

The Company, through CEM, operates as an advertising agent to place and handle advertising for its clients.  On August 26, 2010, CEM entered into an exclusive agreement with Macau Lotus Satellite TV Media Limited (“Lotus TV”) to provide advertising services for a ten-year period commencing on September 1, 2010.  Because the clients of the Company have created and produced their own advertising clips and trailers, or programs, the Company currently acts only as an advertising placement agent for Lotus TV, and there is no advertising creating and planning activities involved at this time. The exclusive right agreement was amended in 2014. The Company is currently a preferred advertising agent of Lotus TV.

As Lotus TV’s preferred advertising agent, the Company provides advertising agency services to its clients by providing them with the advertising time slots the Company obtains from Lotus TV. Advertisers can purchase advertising time slots of Lotus TV directly from the Company.

The Company generates revenues primarily from advertising sales paid by clients for the planning and placement of advertisements on Lotus TV.

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

Foreign Currency

The Company reports its financial position and results of operations in U.S. dollars.  For its subsidiaries that have functional currencies that are foreign currencies, the elements of the financial statements are translated by using a current exchange rate.  For assets and liabilities, the exchange rate at the balance sheet date is used. Revenues, expenses, gains, and losses were translated at the average exchange rate for the periods presented.  Transaction adjustments result from the process of translating the subsidiary’ financial statements into U.S. dollars are not included in determining net income, but are reported in other comprehensive income (loss).

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

As of December 31, 2015, the Company maintained $1,457,411 in foreign bank accounts not subject to Federal Deposit Insurance Corporation (“FDIC”) coverage.  The remaining balance of $44,424 at December 31, 2015 was maintained in a U.S. bank account and was fully insured by FDIC.

Investment in Gold Bullion

The Company invested in gold bullion in 2011. As a precious metal, the investment in gold bullion was stated at its monetary fair value as determined by the Chinese Gold & Silver Exchange Society. Any adjustments to the fair value of the investments were recorded in unrealized gain or loss on the accompanying consolidated statements of operations and comprehensive income (loss).

In September 2012, the Company entered into a Trust Agreement with William G. Hu, Esq. as the trustee to hold the Company’s gold bullions. Upon receipt of the gold bullions, the trustee issued electronic receipts, each known as a “Goldeq”, which can be used, in lieu of gold, as an intermediary to facilitate the exchange of goods and services conducted on the Company’s proposed joint venture with Lotus TV, in which a series of interactive game shows will be launched via satellite TV and the internet for viewers throughout the world to participate, and Lotus TV will provide broadcasting time. This project was unsuccessful.

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

On February 17, 2013 and on December 12, 2013, the Company sold its all gold bullion on hand for $3,384,203 (HK$26,249,236) in cash, which resulted in a cumulative loss of approximately $1,206,798 since the gold was acquired in 2012 and 2011.

In December 2013, Scientific Energy, Inc. decided that the remaining unused advertising time would no longer be needed,

and the Company agreed to refund to it for the unused advertising time on Lotus TV in the aggregate amount of $979,041 (HK$7,593,834), which represented 6,750 minutes of unused advertising TV time.

Property and Equipment

Acquisitions of property and equipment are recorded at cost. Improvements and replacements of property and equipment are capitalized. Maintenance and repairs that do not improve or extend the lives of furniture and equipment are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of each class of depreciable assets, which is 3-20 years.

Patents and Trademark

Legal costs associated with patents and trademark are being capitalized. Patents’ estimated period of benefit are determined based on expected use of the asset by the Company and are amortized using the straight-line method over their estimated period of benefit. The Company evaluates the recoverability of patents and trademark periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. During the year ended December 31, 2015, the Company recorded impairment loss of $10,530 on trademark because the trademark was no longer in use.

Notes Receivable

Notes receivable are recorded at issuance at its present value using an effective interest rate. At the balance sheet date, the notes are revalued with the change in present value recorded as interest income in the Consolidated Statements of Operations.

Advertising Right

Advertising right represented costs for right to advertise on Lotus TV network as a preferred agent. The costs are determined as the difference between the face value of non-interest bearing notes receivable from Lotus TV and the present value of the notes receivable at the time of issuance. The right is being amortized over the remaining life of the right, which expires August 31, 2020, using straight-line method.

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

As an advertising agent, CEM is in the service business dedicated to planning and handling advertising for its clients.  Advertising revenue is recognized upon the delivery of the contracted advertising services and when no significant Company performance obligation remains. Service revenue is recognized as the contracted services are rendered.

Provision for Income Taxes

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carryforwards. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Earnings (Loss) Per Common Share

Earnings (loss) Per Common Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at December 31, 2015, 2014 and 2013.

Subsequent Events

The Company’s management reviewed all material events through the date of the consolidated financial statements were issued for subsequent event disclosure consideration.

Recently Issued Accounting Standards

In May 2014, a pronouncement was issued that creates common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. The new guidance supersedes most preexisting revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with an option to adopt the standard one year earlier. The new standard is to be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

In February 2016, a pronouncement was issued that creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Prepaid Advertising Cost

In 2012, the Company paid $1,000,000 to Lotus TV for 20,000 advertising slots. The Company had used 6,500 slots as of December 31, 2015 and 2014. As of December 31, 2015 and 2014, the Company had prepaid advertising cost of approximately $680,000 and $716,000, respectively.

Note 4 - Notes Receivable and Advertising Right

On August 26, 2010, CEM entered into an exclusive agreement with Lotus TV to provide advertising services for a ten-year period commencing on September 1, 2010.  In consideration for the exclusive advertising rights granted by Lotus TV, CEM will provide advertising services and issue, over the course of the agreement, $10 million in loans to Lotus TV. The amount and duration of each loan shall be negotiated by the parties, depending on Lotus’s financial needs.

Prior to December 31, 2013, CEM issued Lotus TV various non-interest bearing promissory notes of approximately $9,500,000 (HK$74,242,425). During the year ended December 31, 2014, CEM issued Lotus TV an additional loan of approximately $1,390,000 (HK$10,800,000). All the notes receivable were due on August 31, 2020 and discounted to its estimated fair value using an effective interest rate of 8%. This difference between the face value and the present value of was allocated to the intangible asset captioned Advertising Rights. This difference was deemed an asset because the interest-free note was a condition of the advertising right agreement.

On November 25, 2014, CEM amended its 2010 agreement with Lotus TV whereby Lotus TV agreed to accelerate its repayment of the loan balance in annual instalments of $2,000,000 (amended to annual minimum instalments of $1,000,000 on December 28, 2015) each starting from 2015 until the entire remaining loan balance shall have been paid in full. Additionally, CEM agreed to forego its exclusive advertising rights granted by Lotus TV, but remain as Lotus TV’s preferred advertising agent.

As a result of the November 25, 2014 amendment to accelerate repayment of the notes and to forego exclusive rights but remain as a preferred agent, the Company increased the carrying value of the note receivable by $1,889,427 and decreased the intangible asset by $1,889,427.  The adjustment was based on the calculated present value of the notes in aggregate using annual repayment installments of $2 million beginning in 2015 until paid in full and an effective interest rate of 8%.

A summary of the notes receivable is as follows:

Issuance Date	December 31, 2015	December 31, 2014
December 17, 2010	$1,935,309	$1,933,563
January 31, 2011	784,961	784,253
May 12, 2011	5,638,200	5,633,113
August 9, 2011	619,299	618,740
April 9, 2013	601,033	600,490
February 17, 2014	1,006,361	1,005,453
June 13, 2014	387,063	386,712
Total principal	10,972,226	10,962,324
Total repayments	(2,063,199)	(804,362)
Discount	(1,467,049)	(2,084,699)
Notes receivable, net	$7,441,978	$8,073,263

For the years ended December 31, 2015, 2014 and 2013, the Company recorded interest income on the notes of $619,398, $569,570 and $394,675, respectively.

A summary of the advertising right is as follows:

	December 31, 2015	December 31, 2014
Cost	$3,547,731	$3,640,521
Accumulated amortization	(2,251,841)	(1,996,617)
Advertising right, net	$1,295,890	$1,643,904

For the years ended December 31, 2015, 2014 and 2013, the Company recorded amortization expense of $349,423, $606,893 and $528,141, respectively.

Note 5 – Income Taxes

The Company operates through parent company in United States and a subsidiary in Macau, China. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned. Effective January 1, 2008, the Chinese government enacted the Corporate Income Tax Law, and promulgated related regulations, which, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. The tax rate for Macau is 12%. As of December 31, 2015, the Company had net operating loss carry-forwards of approximately $689,000 in U.S. and $1,230,000 in Macau.

Due to the Company’s accumulated net losses, there was no provision for income taxes. The Company’s effective tax rate for the period ended December 31, 2015 was 0% due to the net operating loss carry-forward. A valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income from operations in the United States of America will be realized during the applicable carry-forward periods.  The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

The following are the major tax jurisdictions in which the Company operates and the tax year that net operating loss carry-forward subject to expiration:

Jurisdiction	Expiration
United States	2019 - 2035
Macau	2015 - 2018

Note 6 – Common Stock

On January 30, 2013, the Company entered into a Securities Purchase Agreement with certain investors in a private placement. Pursuant to the agreement, the Company agreed to issue and investors agreed to purchase an aggregate of 183 million shares of the Company’s common stock at a price of $0.03 per share, for an aggregate consideration of $5,490,000 in cash. On April 9, 2013, the Company received cash of $720,000 for 24,000,000 shares.

Note 7 – Advertising Revenue

In September 2012, the Company entered into an advertising agreement in exchange for $2,014,825 of gold bullion.  During the years ended December 31, 2013, $504,752 of revenue were earned under the arrangement. Pursuant to the agreement between the Company and the client, the remaining amount of $978,687 was refunded to client on December 30, 2013.

In October 2014, the Company entered into an advertising agreement with a third party. Pursuant to the agreement, the Company agreed to provide advertising service to the third party from January 1, 2015 to December 31, 2015 for a monthly fee of approximately $38,300 (HK$300,000) with service from July to December 2015 free of charge. The Company received prepayment from the third party in 2014 and recorded deferred revenue of $232,028 at December 31, 2014. For the year ended December 31, 2015, the Company recorded advertising revenue of approximately $232,000 (HK$1,800,000) related to this agreement.

All of the Company’s revenues are from one customer for the years ended December 31, 2015 and 2014.

Note 8 - Commitments and Contingencies

In consideration for Lotus TV’s grant of the advertising right, E&M agreed to pay Lotus TV a fixed annual fee every year regardless of the total amount of advertising revenues received by E&M. Under the agreement, E&M paid Lotus TV an initial annual fee of approximately $128,900 (HK$1,000,000) for the first year of the agreement, which annual Fee will increase at 10% every year for the following five years. As of December 31, 2015 and 2014, the Company had license fee payable of $0 and $62,910, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company recorded license fee expense of $195,153, $177,359 and $161,200, respectively, which was included in selling, general and administrative expenses.

The Company’s future minimum annual license fee payments under the agreement for years ending after December 31, 2015 are as follows:

Amount
2016	$1,610,510
2017	1,610,510
2018	1,610,510
2019	1,610,510
2020 and thereafter	1,073,673
Total	$7,515,713

Note 9 – Risks and Uncertainties

The Company’s business, financial condition and results of operations could be materially affected by many risks and uncertainties including the following:

•

As a U.S. based company doing business in Macau, the Company must comply with all Macau laws, rules and regulations, and pronouncements, and endeavor to obtain all necessary approvals from applicable Chinese regulatory authorities.

•

Fluctuations in the exchange rate between the Hong Kong currency and the U.S. dollar may impact the Company’s operating income.

Note 10 – Related Party Transactions

A director of the Company purchased investments in gold bullion on behalf of the Company in August 2011. Purchases made under this arrangement totaled approximately $2.6 million (HK$20 million). At December 31, 2012, the Company had payable of $275,645 (HK$2,137,915) to the director. The payable was non-interest bearing and due on demand. In September 2013, the remaining payable balance was paid off.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

(a) Resignation of independent registered public accounting firm

Moss, Krusick & Associates, LLC (“Moss, Krusick”), the independent registered public accounting firm of the Company resigned as the Company’s auditors, effective January 5, 2016.  The reports of Moss, Krusick on the Company’s financial statements as of and for the years ended December 31, 2014 and December 31, 2013, contained no adverse opinion or disclaimer of opinion nor was qualified or modified as to uncertainty, audit scope, or accounting principle.

During the Company’s two most recent fiscal years ended December 31, 2014, and the subsequent period through January 5, 2016, there were no disagreements between the Company and Moss, Krusick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Moss, Krusick’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the Company’s financial statements for such years or periods; and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

(b) New independent registered public accounting firm

On January 5, 2016, the Board of Directors of the Company engaged GBH CPAs PC of Houston, Texas (“GBH”) as the Company’s new independent public accounting firm.  The engagement of GBH was approved by the Board of Directors of the Company.

During the Company’s two most recent fiscal years ended December 31, 2014, and the subsequent period through January 5, 2016, neither the Company nor anyone on its behalf did consult with GBH with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters or reportable events as set forth in Item 304(a)(2) (i) and (ii) of Regulation S-K.

Item 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2015.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2015:

1.

Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2.

Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting;

3.

Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

1.

The Company will appoint an audit committee.

2.

The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

3.

Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The implementation is contingent upon the Company’s future growth on operations.

We understand that remediation of material weaknesses and deficiencies in internal controls are a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At June 30, 2015, our public float was approximately $164 million. The reasons that we believe that we are not subject to attestation by our independent registered public accounting firm are as below:

(1)  We have never had meaningful revenue, which is far, far less than $50 million per annum as mentioned in Rule 12b-2 of the Exchange Act of 1934, as amended.  Our annual revenue were only $0.23 million, $0.19 million, and 0.72 million for the fiscal years of 2015, 2014 and 2013, respectively; and

(2)  Of 326,155,637 shares of our outstanding shares, only 25,668 shares, or 0.00008%, are non-restricted shares.  As a result, our shares have been traded very thinly and infrequently, and its market value as calculated is hence not meaningful.

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

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the information about our directors and executive officer:

Name	Age	Positions Held	Director Since

Dicky Cheung	44	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	2007

Xueyi Fan	46	Director	2011

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

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth the compensation of the Company's executive officers during the last two fiscal years:

Summary Compensation Table

						Non- Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Dicky Cheung	2015	-	-	-	-	-	-	-	-
CEO,	2014	-	-	-	-	-	-	-	-
President	2013	-	-	-	-	-	-	-	-
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

Outstanding Equity Awards at Fiscal Year-End

The Company does not have any equity incentive plans. There was no outstanding equity awards at fiscal year ended December 31, 2015.

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

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information as of March 30, 2016, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Dicky Cheung, the Company’s director, President and CEO, purchased gold bullions on behalf of the Company in August 2011. Purchases made under this arrangement totaled approximately HKD $20 Million (USD $2.6 Million), which was  non-interest bearing and due on demand. By September 2013, the balance was paid off.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The following is a summary of the fees billed to us by our auditors for professional services rendered for the fiscal years ended December 31, 2015, 2014 and 2013:

Fee Category	2015	2014	2013
Audit fees	$43,000	$43,000	$43,793
Audit related fees	-	-	-
Tax fees*	2,300	2,300	2,300

Total fees	$45,300	$45,300	$46,093

*100% of the services were pre-approved by the Board of Directors.

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

3.1

Articles of Incorporation, incorporated by reference herein from Exhibit 3(i) (A) to our Form 10-SB filed June 25, 2003.

3.2

Amended Articles of Incorporation, incorporated by reference herein from Exhibit 3(i)(B) to our Form 10-SB filed June 25, 2003

3.3

Amended Articles of Incorporation, incorporated by reference herein from Exhibit 3(i)(C) to our Form 10-QSB for the fiscal quarter ended March 31, 2005

3.4

Amended Articles of Incorporation, incorporated by reference herein from Exhibit 3.3 to our Current Report on Form 8-K filed January 4, 2010

3.5

By-laws incorporated by reference herein from Exhibit 3(ii) to our Form 10-SB filed June 25, 2003

10.1

Stock Purchase Agreement with STM 1, LLC dated May 3, 2006, incorporated by reference herein from Exhibit 99 to our Form 8-K filed May 9, 2006

10.2

Exclusive Advertising Agreement dated August 26, 2010, incorporated by reference herein from Exhibit 10.2 to our Form 8-K filed October 9, 2013

10.3

A Form of Promissory Note, incorporated by reference herein from Exhibit 10.3 to our Form 8-K filed October 9, 2013

10.4.

Advertising Time Purchase dated September 27, 2012, incorporated by reference herein from Exhibit 10.4 to our Form 8-K filed October 9, 2013

10.5

Securities Purchase Agreement dated January 30, 2013, incorporated by reference herein from Exhibit 10.5 to our Form 8-K filed October 9, 2013

10.6

Trust Agreement dated September 5, 2012, incorporated by reference herein from Exhibit 10.6 to our Form 10-K/A filed October 9, 2013

10.7

Amendment to the Exclusive Advertising Agreement dated August 28, 2013

10.8

Second Amendment to the Exclusive Advertising Agreement dated June 13, 2014

10.9

Third Amendment to the Exclusive Advertising Agreement dated November 25, 2014

10.10

Fourth Amendment to the Exclusive Advertising Agreement dated December 28, 2015

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

Date:  March 30, 2016

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dicky Cheung

Dicky Cheung

President & CEO

(Principal Executive Officer and Principal Financial Officer)

Date:  March 30, 2016

By: /s/Xueyi Fan

Xueyi Fan, Director

Date:  March 30, 2016