Form 10-K/A
period 2015-12-31
CREDIT ONE FINANCIAL INC
filed 2016-04-18
CIK 1201135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

(APPLICABLE ONLY TO CORPORATE REGISTRANT)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  326,155,623 shares of the registrant’s common stock were outstanding as of April 18, 2016.

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

We have incurred operating losses since our inception. As a result, at December 31, 2015, we had an accumulated deficit of $3,302,453.  Our revenues from continuing operations for the years ended December 31, 2015, 2014, and 2013 were $232,186, $193,431 and $719,330, respectively.  There is no assurance that we can achieve profitability.

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

	High	Low
Year ended December 31, 2015:
First quarter	$3.00	$1.00
Second quarter	$3.00	$1.00
Third quarter	$3.00	$1.00
Fourth quarter	$3.00	$2.00

Year ended December 31, 2014:
First quarter	$2.00	$2.00
Second quarter	$2.00	$1.05
Third quarter	$1.50	$1.50
Fourth quarter	$1.10	$1.10

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

	Year Ended December 31,
	2015	2014	2013	2012	2011

Statements of Operations:
Net sales	$232,186	$193,431	$719,330	$407,832	$123,504
Loss from operations	(1,885,431)	(772,500)	(470,550)	(646,613)	(535,170)
Net loss	(1,266,030)	(202,692)	(671,419)	(251,590)	(60,977)
Loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)	(0.08)
Weighted average shares - basic and diluted	326,155,623	326,155,623	319,711,803	302,155,623	302,155,623

Statements of Cash Flows:
Net cash used in operating activities	$(397,788)	$(34,307)	$(1,333,825)	$(29,906)	$(406,686)
Net cash provided by (used in) investing activities	1,257,835	(1,410,001)	2,754,662	(25,941)	(8,558,204)
Net cash provided by financing activities	-	-	444,355	-	9,000,000

	Year December 31,
	2015	2014	2013	2012	2011
Balance Sheets:
Total assets	$9,626,132	$11,170,276	$11,284,330	$13,626,676	$11,585,887
Total shareholders’ equity	9,618,053	10,875,030	11,082,404	11,035,333	11,261,243

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

	Year Ended December 31,
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

Operating expenses

The following table presents a breakdown of our operating expenses:

	Year Ended December 31,
	2015		2014
	Amount	% of Total Operating Expenses	Amount	% of Total Operating Expenses
Operating expenses:
License fee	$ 195,153	9.2%	$177,359	18.4%
Amortization of advertising right	349,423	16.5%	607,128	62.9%
Impairment loss	1,390,826	65.7%	-	-
Other general and administrative	182,215	8.6%	181,444	18.7%
Total operating expenses	$ 2,117,617	100.0%	$965,931	100.0%

Operating expenses for the year ended December 31, 2015 were $2,117,617, as compared to $965,931 for the year ended December 31, 2014.  The increase in operating expenses was mainly due to the increase in impairment loss on patents, trademark and advertising right.

Other income (expenses)

Our other income for the years ended December 31, 2015 and 2014 was $619,401 and $569,808, respectively. All other income for both years was interest income.

Net loss

For the year ended December 31, 2015, the Company had net loss of $1,266,030 as compared to $202,692 for 2014. The change was due to factors discussed above.

Comparison of Years Ended December 31, 2014 and 2013

Operating Revenues

The following table presents a breakdown of our operating revenues among advertising revenues and revenue from TV program, i.e., revenue from sale of the advertising TV time obtained from Lotus TV:

	Year Ended December 31,
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

Operating expenses

The following table presents a breakdown of our operating expenses:

	Year Ended December 31,
	2014		2013
	Amount	% of Total Operating Expenses	Amount	% of Total Operating Expenses
Operating expenses:
License fee	$ 177,359	18.4%	$161,200	13.5%
Amortization of advertising right	606,893	62.9%	528,141	44.4%
Other general and administrative	181,679	18.7%	500,539	42.1%
Total operating expenses	$ 965,931	100.0%	$1,189,880	100.0%

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

Net loss

For the year ended December 31, 2014, the Company had a net loss of $202,692 as compared to a net loss of $671,419 for the year ended December 31, 2013.

Liquidity and Capital Resources

Cash flow information is as follows:

	Year Ended December 31,
	2015	2014	2013
Cash provided by (used in):
Operating activities	$(397,788)	$(34,307)	$(1,333,825)
Investing activities	1,257,835	(1,410,001)	2,754,662
Financing activities	-	-	444,355
Effect of exchange rate on cash and cash equivalents	274	(1,121)	20,960
Net increase (decrease) in cash and cash equivalents	$860,321	$(1,445,429)	$1,886,152

At December 31, 2015, the Company had a cash balance of $1,501,835.  For the year ended December 31, 2015, the operating activities of the Company used net cash of $397,788, as compared to net cash used by the operating activities of $34,307 for the prior year. The difference is mainly because the Company received advance from a customer in 2014 for service rendered in 2015.

Net cash provided by investing activities for the year ended December 31, 2015 was $1,257,835, compared to $1,410,001 of net cash used in 2014.  Cash provided by investing activities in 2015 pertains primarily to a partial repayment of notes receivable of $1,257,835.  Cash used in investing activities in 2014 pertains primarily to investment in notes receivable of $1,392,165 and investment in trademark of $17,836.

For the year ended December 31, 2014, the operating activities of the Company used net cash of $34,307, as compared to net cash used by the operating activities of $1,333,825 for the year ended December 31, 2013. The difference mainly resulted from a refund of cash to customer in 2013 of $979,041.

Net cash used in investing activities for the year ended December 31, 2014 was $1,410,001, compared to $2,754,662 of net cash provided in 2013. This 2014 amount pertains primarily to investment in notes receivable of $1,392,165 and investment in trademark of $17,836. The 2013 amount pertains primarily to proceeds from gold sale of $3,384,203, and offset by net cash used in investments in notes receivable of $600,591and trademark of $28,950.

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

License fee expense for the year ended December 31, 2015, 2014 and 2013 was $195,153, $177,359 and $161,200, respectively.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Credit One Financial, Inc.

New York, New York

We have audited the accompanying consolidated balance sheet of Credit One Financial, Inc. as of December 31, 2015 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended.  Credit One Financial, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credit One Financial, Inc. as of December 31, 2015 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the Company has restated its financial statements as of and for the year ended December 31, 2015 to impair its intangible and trademark and expense certain legal fees previously capitalized. We audited the restatement adjustments described in Note 13 that were applied to restate the 2015 consolidated financial statements. In our opinion, such adjustments are appropriate and has been properly applied.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 18, 2016

Report of Independent Registered Certified Public Accounting Firm

To The Board of Directors of

Credit One Financial, Inc.

New York, New York

We have audited the accompanying consolidated balance sheet of Credit One Financial, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. Credit One Financial, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credit One Financial, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss, Krusick & Associates, LLC

Winter Park, Florida

February 23, 2015

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
	(Restated)
Assets
Current Assets:
Cash and cash equivalents	$ 1,501,835	$ 641,514
Prepaid expense and other current assets	682,319	716,394
Total current assets	2,184,154	1,357,908

Property and equipment, net of accumulated depreciation	-	45
Patents and trademark, net of accumulated amortization and impairment	-	95,156
Notes receivable, net of discount	7,441,978	8,073,263
Advertising right, net of accumulated amortization and impairment	-	1,643,904

Total Assets	$ 9,626,132	$ 11,170,276

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$ 8,079	$ 63,218
Deferred revenue	-	232,028
Total current liabilities	8,079	295,246

Commitment and Contingencies

Shareholders’ Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 326,155,623 shares issued and outstanding	326,156	326,156
Additional paid-in capital	12,589,304	12,589,304
Accumulated deficit	(3,302,453)	(2,036,423)
Accumulated other comprehensive income (loss) - currency translation adjustment	5,046	(4,007)
Total shareholders’ equity	9,618,053	10,875,030

Total Liabilities and Shareholders’ Equity	$ 9,626,132	$ 11,170,276

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended December 31,
	2015	2014	2013
	(Restated)
Revenues:
Advertising revenue	$ 232,186	$ 193,431	$ 698,141
TV program	-	-	21,189
Total revenues	232,186	193,431	719,330

Operating Expenses:
License fee	195,153	177,359	161,200
Amortization of advertising right	349,423	606,893	528,141
Impairment loss	1,390,826	-	-
Selling, general and administrative	182,215	181,679	500,539
Total operating expenses	2,117,617	965,931	1,189,880

Loss From Operations	(1,885,431)	(772,500)	(470,550)

Other Income (Expenses)
Interest income	619,401	569,808	394,679
Loss on investment in gold	-	-	(976,058)
Gain on refund of Goldeq	-	-	380,510
Total other income (expenses)	619,401	569,808	(200,869)

Net Loss	$ (1,266,030)	$ (202,692)	$ (671,419)

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	9,053	(4,682)	(1,511)

Total Comprehensive Loss	$ (1,256,977)	$ (207,374)	$ (672,930)

Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	326,155,623	326,155,623	319,711,801

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2015, 2014 and 2013

			Additional		Currency	Total
	Common Shares		Paid-in	Accumulated	Translation	Stockholders’
	Number	Amount	Capital	Deficit	Adjustment	Equity
Balance at December 31, 2012	302,155,623	$302,156	$11,893,304	($1,162,312)	$ 2,186	$11,035,334
Issuance of common stock for cash	24,000,000	24,000	696,000	-	-	720,000
Currency translation adjustment	-	-	-	-	(1,511)	(1,511)
Net loss	-	-	-	(671,419)	-	(671,419)
Balance at December 31, 2013	326,155,623	326,156	12,589,304	(1,833,731)	675	11,082,404
Currency translation adjustment	-	-	-	-	(4,682)	(4,682)
Net loss	-	-	-	(202,692)	-	(202,692)
Balance at December 31, 2014	326,155,623	326,156	12,589,304	(2,036,423)	(4,007)	10,875,030
Currency translation adjustment (Restated)	-	-	-	-	9,053	9,053
Net loss (Restated)	-	-	-	(1,266,030)	-	(1,266,030)
Balance at December 31, 2015 (Restated)	326,155,623	$326,156	$12,589,304	($3,302,453)	$ 5,046	$ 9,618,053

See the accompanying notes to consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2015	2014	2013
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,266,030)	$(202,692)	$(671,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest on notes receivable	(619,398)	(569,570)	(394,675)
Amortization of advertising right	349,423	606,893	528,141
Depreciation	45	453	1,764
Impairment loss	1,390,826	-	-
Loss on investment in gold bullion	-	-	960,330
Gain on refund of Goldeq	-	-	(380,510)
Changes in operating assets and liabilities:
Prepaid expense and other current assets	34,714	37,288	354,190
Accounts payable and accrued expenses	(55,182)	(138,707)	(93,141)
Refund of cash to customer from sale of gold	-	-	(979,041)
Deferred revenue	(232,186)	232,028	(659,464)
Cash used in operating activities	(397,788)	(34,307)	(1,333,825)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in notes receivable	-	(1,392,165)	(600,591)
Proceeds from notes receivable	1,257,835	-	-
Proceeds from investment in gold bullion	-	-	3,384,203
Investment in patents and trademark	-	(17,836)	(28,950)
Cash provided by (used in) investing activities	1,257,835	(1,410,001)	2,754,662

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party loan	-	-	(275,645)
Proceeds from issuance of common stock	-	-	720,000
Cash provided by financing activities	-	-	444,355

Impact of exchange rate on cash and cash equivalents	274	(1,121)	20,960

Net increase (decrease) in cash and cash equivalents	860,321	(1,445,429)	1,886,152

Cash and cash equivalents, beginning	641,514	2,086,943	200,791

Cash and cash equivalents, ending	$1,501,835	$641,514	$2,086,943

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCIGN ACTIVITIES:
Increase in notes receivable	$-	$1,889,427	$-
Decrease in advertising right	$-	$(1,889,427)	$-

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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation.

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

As a result of the November 25, 2014 amendment to accelerate repayment of the notes and to forego exclusive rights but remain as a preferred agent, the Company increased the carrying value of the notes receivable by $1,889,427 and decreased the intangible asset by $1,889,427.  The adjustment was based on the calculated present value of the notes in aggregate using annual repayment installments of $2 million beginning in 2015 until paid in full and an effective interest rate of 8%.

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

A summary of the advertising right is as follows:

	December 31, 2015	December 31, 2014
Cost	$3,547,731	$3,640,521
Accumulated amortization	(2,251,841)	(1,996,617)
Accumulated impairment	(1,295,890)	-
Advertising right, net	$-	$1,643,904

For the years ended December 31, 2015, 2014 and 2013, the Company recorded amortization expense of $349,423, $606,893 and $528,141, respectively.

At December 31, 2015, the Company determined that the advertising right was impaired and recorded an impairment loss of $1,295,605 (translated at average exchange rate for the year ended December 31, 2015).

Note 5 – Property and Equipment

Property and equipment consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Office equipment and furniture	$1,552	$1,552
Software	5,005	5,005
Total property and equipment	6,557	6,557
Accumulated depreciation	(6,557)	(6,512)
Property and equipment, net	$-	$45

Note 6 – Patents and Trademark

Patents and trademark consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Cost	$95,242	$95,156
Accumulated impairment	(95,242)	-
Patents and trademark, net	$-	$95,156

During the year ended December 31, 2015, the Company recorded an impairment loss of $95,221 (translated at average exchange rate for the year ended December 31, 2015) on the patents and trademark because the Company believes the cost is no longer recoverable due to the suspension of a project.

Note 7 – Income Taxes

The Company operates through the parent company in the United States and a subsidiary in Macau, China. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned. Effective January 1, 2008, the Chinese government enacted the Corporate Income Tax Law, and promulgated related regulations, which, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. The tax rate for Macau is 12%. As of December 31, 2015, the Company had net operating loss carry-forwards of approximately $689,000 in U.S. and $1,230,000 in Macau.

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

Note 8 – Common Stock

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

Note 9 – Advertising Revenue

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

Note 10 - Commitments and Contingencies

In consideration for Lotus TV’s grant of the advertising right, E&M agreed to pay Lotus TV a fixed annual fee every year regardless of the total amount of advertising revenues received by E&M. Under the agreement, E&M paid Lotus TV an initial annual fee of approximately $128,900 (HK$1,000,000) for the first year of the agreement, which annual fee will increase at 10% every year for the following five years. As of December 31, 2015 and 2014, the Company had license fee payable of $0 and $62,910, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company recorded license fee expense of $195,153, $177,359 and $161,200, respectively.

The Company’s future minimum annual license fee payments under the agreement for years ending after December 31, 2015 are as follows:

Amount
2016	$207,789
2017	207,789
2018	207,789
2019	207,789
2020 and thereafter	138,526
Total	$969,682

Note 11 – Risks and Uncertainties

The Company’s business, financial condition and results of operations could be materially affected by many risks and uncertainties including the following:

•

As a U.S. based company doing business in Macau, the Company must comply with all laws, rules and regulations, and pronouncements, and endeavor in Macau to obtain all necessary approvals from applicable Chinese regulatory authorities.

•

Fluctuations in the exchange rate between the Hong Kong currency and the U.S. dollar may impact the Company’s operating income.

Note 12 – Related Party Transactions

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

Note 13 – Restatement

Subsequent to the Company’s filing of its Form 10-K for the year ended December 31, 2015 on March 30, 2016, the Company finalized its evaluation of impairment on certain long-live assets and determined that the carrying amount of its  advertising right, patents and trademark is not recoverable. Accordingly, the Company recorded impairment loss of $1,380,017 to the consolidated financial statements as of December 31, 2015 and for the year then ended.

In addition, the Company finished its review of legal costs capitalized during the year ended December 31, 2015 and determined that $2,721 of the costs should have been expensed because those fees were not directly related to the acquisition of the patents.

Following is a summary of the restatement changes made to the consolidated financial statements previously issued as of and for the year ended December 31, 2015:

	Originally Reported	Restatement	As Restated
Consolidated Balance Sheet:
Patents and trademark, net of accumulated amortization and impairment	$87,431	$(87,431)	$-
Advertising right, net of accumulated amortization and impairment	1,295,890	(1,295,890)	-
Accumulated deficit	(1,919,436)	(1,383,017)	(3,302,453)
Accumulated other comprehensive income (loss) -currency translation adjustment	5,350	(304)	5,046

Consolidated Statement of Operations and Comprehensive Income (Loss):
Selling, general and administrative, license fee and amortization	$724,070	$2,721	$726,791
Impairment loss	10,530	1,380,296	1,390,826
Net income (loss)	116,987	(1,383,017)	(1,266,030)
Other comprehensive income - foreign currency translation adjustment	9,357	(304)	9,053
Total comprehensive income (loss)	126,344	(1,383,321)	(1,256,977)

Consolidated Statements of Shareholders’ Equity:
Currency translation adjustment	$9,357	$(304)	$9,053
Net income (loss)	116,987	(1,383,017)	(1,266,030)

Consolidated Statements of Cash Flows:
Net income (loss)	$116,987	$(1,383,017)	$(1,266,030)
Impairment loss	10,530	1,380,296	1,390,826
Cash used in operating activities	(395,067)	(2,721)	(397,788)
Investment in patents and trademark	(2,721)	2,721	-
Cash provided by investing activities	1,255,114	2,721	1,257,835

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

(b) New independent registered public accounting firm

On January 5, 2016, the Board of Directors of the Company engaged GBH CPAs, PC of Houston, Texas (“GBH”) as the Company’s new independent public accounting firm.  The engagement of GBH was approved by the Board of Directors of the Company.

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

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information as of April 18, 2016, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

Date:  April 18, 2016

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dicky Cheung

Dicky Cheung

President & CEO

(Principal Executive Officer and Principal Financial Officer)

Date:  April 18, 2016

By: /s/ Xueyi Fan

Xueyi Fan, Director

Date:  April 18, 2016