Form 10-K/A
period 2015-12-31
CREDIT ONE FINANCIAL INC
filed 2016-08-12
CIK 1201135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A2

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

(APPLICABLE ONLY TO CORPORATE REGISTRANT)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  326,155,623 shares of the registrant’s common stock were outstanding as of August 12, 2016.

DOCUMENTS INCORPORATED BY REFERENCE:

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

EXPLANATORY NOTE

This Amendment No. 2 amends Credit One Financial, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2015, which was originally filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016  and amended on April 18, 2016 (Amendment No. 1 Filing). The Company is filing this Amendment No. 2 for the sole purpose of replacing the audit report of Moss, Krusick & Associates, LLC by an audit report from an independent audit firm that is currently registered with PCAOB for the Company’s financial statements at December 31, 2014 and for each of the two years ended December 31, 2014. This Amendment No. 2 does not amend any other information set forth in the Amendment No. 1 Filing.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Credit One Financial, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Credit One Financial, Inc. as of December 31, 2015 and 2014, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years ended December 31, 2015.  Credit One Financial, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credit One Financial, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the three years ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the Company has restated its financial statements as of and for the year ended December 31, 2015 to impair its intangible and trademark and expense certain legal fees previously capitalized. We audited the restatement adjustments described in Note 13 that were applied to restate the 2015 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

August 12, 2016

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

Date:  August 12, 2016

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dicky Cheung

Dicky Cheung

President & CEO

(Principal Executive Officer and Principal Financial Officer)

Date:  August 12, 2016

By: /s/ Xueyi Fan

Xueyi Fan, Director

Date:  August 12, 2016