Form 10-Q
period 2016-06-30
CREDIT ONE FINANCIAL INC
filed 2016-09-13
CIK 1201135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  326,155,623 shares of common stock, par value $0.001, as of August 12, 2016.

Item 1.    Financial Statements

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$68,708	$1,501,835
Note receivable	1,598,226	-
Interest receivable	63,929	-
Prepaid expenses and other current assets	571,193	682,319
Total Current Assets	2,302,056	2,184,154

Long-term notes receivable, net of discount	7,706,410	7,441,978

Total Assets	$10,008,466	$9,626,132

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$19,500	$8,079
Deferred revenue	135,334	-
Total Liabilities	154,834	8,079

Commitment and Contingencies

Stockholders' Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 326,155,623 shares issued and outstanding	326,156	326,156
Additional paid-in capital	12,589,304	12,589,304
Accumulated deficit	(3,057,321)	(3,302,453)
Accumulated other comprehensive income - currency translation adjustment	(4,507)	5,046
Total Stockholders' Equity	9,853,632	9,618,053

Total Liabilities and Stockholders' Equity	$10,008,466	$9,626,132

See accompanying notes to the unaudited consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Advertising Revenue	$67,649	$58,049	$135,187	$116,072
Total revenues	67,649	58,049	135,187	116,072

Operating Expenses
License fee	51,880	47,217	103,676	94,412
Amortization of intangible asset	-	72,578	-	145,123
Selling, general and administrative	87,192	38,392	121,960	85,360
Total operating expenses	139,072	158,187	225,636	324,895

Loss from operations	(71,423)	(100,138)	(90,449)	(208,823)

Other Income
Interest income	185,231	187,941	335,581	290,124

Net Income	113,808	87,803	245,132	81,301

Other Comprehensive Income
Foreign currency translation adjustment	(5,207)	2,354	(9,554)	6,830

Total Comprehensive Income	$108,601	$90,157	$235,578	$88,131

Earnings Per Share:
Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Number of Shares:	326,155,623	326,155,623	326,155,623	326,155,623

See accompanying notes to the unaudited consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$245,132	$81,301
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of interest on note receivable	(271,716)	(290,124)
Amortization of intangible asset	-	145,123
Depreciation	-	18
Changes in operating assets and liabilities:
Interest receivable	(63,860)	-
Prepaid expenses and other current assets	(289)	12,917
Account payable and accrued expenses	122,021	94,583
Deferred revenue	135,187	(116,072)
Cash provided by (used in) operating activities	166,475	(72,254)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in notes receivable	(1,596,498)	-
Investment in trademark	-	(2,709)
Cash used in investing activities	(1,596,498)	(2,709)

Impact of exchange rate on cash and cash equivalents	(3,104)	426

Net decrease in cash and cash equivalents	(1,433,127)	(74,537)

Cash and cash equivalents, beginning of the period	1,501,835	641,514

Cash and cash equivalents, end of the period	$68,708	$566,977

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS:
Offsetting prepaid advertising cost with license fee payable	$110,600	$-

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

Note 2 - Summary of Significant Accounting Policies

Basic Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2015 and notes thereto contained in the Company’s Annual Report on Form 10-K (Amendment No. 2) that will be filed concurrent with this Form 10-Q.

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

As of June 30, 2016, the Company maintained $26,022 in foreign bank accounts not subject to Federal Deposit Insurance Corporation (“FDIC”) coverage.  The remaining balance of $42,686 at June 30, 2016 was maintained in a U.S. bank account and was fully insured by FDIC.

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

Earnings Per Common Share

Earnings (loss) Per Common Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at June 30, 2016 and 2015.

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

Note 3 – Note Receivable

In February 2016, the Company entered into a promissory note agreement to lend approximately $1,600,000 (HK$ 12,400,000) to a third party. The note matures in February 2017 and has an annual interest rate of 12%. For the three and six months ended June 30, 2016, the Company recorded interest income of approximately $47,860 (HK$372,000) and $63,860 (HK$496,000), respectively. As of June 30, 2016, the Company had interest receivable of approximately $64,000.

Note 4 – Prepaid Advertising Cost

In 2012, the Company paid $1,000,000 to Lotus TV for 20,000 advertising slots. The Company had used 6,500 slots as of June 30, 2016 and December 31, 2015. During the six months ended June 30, 2016, Lotus TV agreed to offset the Company’s license fees payable by the prepaid advertising cost of approximately $110,000. As of June 30, 2016 and December 31, 2015, the Company had prepaid advertising cost of $571,193 and $682,319, respectively.

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

Prior to December 31, 2013, CEM issued Lotus TV various non-interest bearing promissory notes of approximately $9,500,000 (HK$74,242,425). During the year ended December 31, 2014, CEM issued Lotus TV an additional loan of approximately $1,390,000 (HK$10,800,000). All the notes receivable were due on August 31, 2020 and discounted to its estimated fair value using an effective interest rate of 8%. This difference between the face value and the present value of the notes was allocated to the intangible asset captioned Advertising Rights. This difference was deemed an asset because the interest-free note was a condition of the advertising right agreement.

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

A summary of the notes receivable is as follows:

Issuance Date	June 30, 2016	December 31, 2015
December 17, 2010	$1,933,338	$1,935,309
January 31, 2011	784,162	784,961
May 12, 2011	5,632,459	5,638,200
August 9, 2011	618,668	619,299
April 9, 2013	600,421	601,033
February 17, 2014	1,005,336	1,006,361
June 13, 2014	386,669	387,063
Total principal	10,961,053	10,972,226
Total repayments	(2,061,098)	(2,063,199)
Discount	(1,193,545)	(1,467,049)
Notes receivable, net	$7,706,410	$7,441,978

For the three months ended June 30, 2016 and 2015, the Company recorded interest income of $137,323 and $187,941 on these notes, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded interest income of $271,716 and $290,124 on these notes, respectively.

At December 31, 2015, the Company determined that the advertising right was impaired and recorded an impairment loss of $1,295,605 (translated at average exchange rate for the year ended December 31, 2015).  The net amount of the advertising right was $0 at June 30, 2016 and December 31, 2015.  For the three and six months ended June 30, 2016, the Company recorded amortization expense of $72,578 and $145,123, respectively.

Note 6 – Income Taxes

The Company operates through the parent company in the United States and a subsidiary in Macau, China. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned. Effective January 1, 2008, the Chinese government enacted the Corporate Income Tax Law, and promulgated related regulations, which, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. The tax rate for Macau is 12%. As of June 30, 2016, the Company had net operating loss carry-forwards of approximately $773,000 in U.S. and $2,284,000 in Macau.

Due to the Company’s accumulated net losses, there was no provision for income taxes. The Company’s effective tax rate for the period ended June 30, 2016 was 0% due to the net operating loss carry-forward. A valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income from operations in the United States of America will be realized during the applicable carry-forward periods.  The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

The following are the major tax jurisdictions in which the Company operates and the tax year that net operating loss carry-forward subject to expiration:

Jurisdiction	Expiration
United States	2019 - 2036
Macau	2016 - 2019

Note 7 – Advertising Revenues

In October 2014, the Company entered into an advertising agreement with a third party. Pursuant to the agreement, the Company agreed to provide advertising service to the third party from January 1, 2015 to December 31, 2015 for approximately $229,800 (HK$1,800,000) with service from July to December 2015 free of charge. The Company received prepayment from the third party in 2014 and recorded deferred revenue of $232,028 at December 31, 2014. For the three and six months ended June 30, 2015, the Company recorded advertising revenue of approximately $58,000 (HK$450,000) and $116,000 (HK$900,000) related to this agreement, respectively.

In December 2015, the Company entered into a new advertising agreement with the third party. Pursuant to the agreement, the Company agreed to provide advertising service to the third party from January 1, 2016 to December 31, 2016 for approximately $270,000 (HK$ 2,100,000) with service from January to May 2016 free of charge. The Company received prepayment of approximately $270,000 (HK$ 2,100,000) from the third party in February 2016. For the three and six months ended June 30, 2016, the Company recorded advertising revenue of approximately $68,000 (HK$525,000) and $135,000 (HK$1,050,000), respectively, related to this agreement.  As of June 30, 2016, the Company had deferred revenue of $135,334 (HK$1,050,000).

All of the Company’s revenues are from one customer for the six months ended June 30, 2016 and 2015.

Note 8 - Commitments and Contingencies

In consideration for Lotus TV’s grant of the advertising right, CEM agreed to pay Lotus TV a fixed annual fee every year regardless of the total amount of advertising revenues received by CEM. Under the agreement, CEM paid Lotus TV an initial annual fee of approximately $128,900 (HK$1,000,000) for the first year of the agreement, which annual fee will increase at 10% every year for the following five years. As of June 30, 2016 and December 31, 2015, the Company had no license fee payable to Lotus TV. For the six months ended June 30, 2016 and 2015, the Company recorded license fee expense of $103,676 and $94,412, respectively.

The Company’s future minimum annual license fee payments under the agreement for years ending December 31 after June 30, 2016 are as follows:

Amount
2016	$103,844
2017	207,687
2018	207,687
2019	207,687
2020 and thereafter	138,458
Total	$865,363

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

CEM also agreed to extend to Lotus TV, interest free, a credit facility consisting of a series of loans totaling a minimum of $10 million (amended to $15 million on June 13, 2014) over a period of ten years. The terms of each loan and the increase of the annual fee after the first three years of the agreement will be renegotiated by the parties.  As of June 30, 2016, the loan balance to Lotus TV was approximately $10.97 million under this agreement, and as of June 30, 2016, Lotus TV has repaid about $2.06 million (HK$15,500,600) due under the notes.

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

Results of Operations

For the Three Months ended June 30, 2016 as Compared to for the Three Months ended June 30, 2015

Operating Revenues

During the three months ended June 30, 2016 and 2015, the Company recognized revenues of $67,649 and $58,049, respectively, related to advertising contracts entered with a third party. The annual advertising rate increased by approximately 10% in 2016.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	For the Three Month Ended June 30,
	2016		2015
	Amount	%	Amount	%
Operating expense:
License fee	$51,880	37.30%	$47,217	29.85%
Amortization of intangible asset	-	0.00%	72,578	45.88%
Other general and administrative	87,192	62.70%	38,392	24.27%
Total operating expenses	$139,072	100.00%	$158,187	100.0	0%

The decrease in operating expenses for the three months ended June 30, 2016 was mainly because of the decrease in amortization of advertising right. At December 31, 2015, the Company impaired the entire advertising right. As a result, there was no amortization expense for the three months ended June 30, 2016.

Other Income

Interest income for the three months ended June 30, 2016 was $185,231 as compared to $187,941 for the three months ended June 30, 2015. The decrease in interest income was mainly attributable to the decrease in accretion of long-term notes receivable.

Net Income

For the three months ended June 30, 2016, the Company had a net income of $113,808 as compared to a net income of $87,803 for the three months ended June 30, 2015. The increase was mainly due to the decrease in operating expenses.

For the Six Months ended June 30, 2016 as Compared to for the Six Months ended June 30, 2015

Operating Revenues

During the six months ended June 30, 2016 and 2015, the Company recognized revenue of $135,187 and $116,072, respectively, related to the advertising contracts with a third party. The annual advertising rate increased by approximately 10% in 2016.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	For the six Month Ended June 30,
	2016		2015
	Amount	%	Amount	%
Operating expense:
License fee	$103,676	45.95%	$94,412	29.06%
Amortization of intangible asset	-	0.00%	145,123	44.67%
Other general and administrative	121,960	54.05%	85,360	26.27%
Total operating expenses	$225,636	100.00%	$324,895	100.0	0%

Operating expenses for the six months ended June 30, 2016 were $225,636, as compared to $324,895 for the same period of 2015.  The decrease in operating expenses was mainly due to decrease in amortization of advertising right assets. At December 31, 2015, the Company impaired the entire advertising right. As a result, there was no amortization expense for the six months ended June 30, 2016.

Other Income (Expenses)

Interest income for the six months ended June 30, 2016 was $335,581 as compared to $290,124 for the six months ended June 30, 2015. The Company entered into a promissory note agreement to lend approximately $1,600,000 (HK$12,400,000) to a third party in February 2016. The interest for this promissory note was $63,860 for the six months ended June 30, 2016.

Net Income (Loss)

For the six months ended June 30, 2016, the Company had a net income of $245,132 as compared to a net loss of $81,301 for the six months ended June 30, 2015. The increase was mainly due to the decrease in operating expenses and the increase in interest income.

Liquidity and Capital Resources

Cash flow information is as follows:

	Six Months Ended June 30,
	2016	2015
Cash provided by (used in):
Operating activities	$166,475	$(72,254)
Investing activities	(1,596,498)	(2,709)
Impact of exchange rate on cash and cash equivalents	(3,104)	426
Net decrease in cash and cash equivalents	$(1,433,127)	$(74,537)

At June 30, 2016, the Company had a cash balance of $68,708.  For the six months ended June 30, 2016, the Company received net cash of $166,475 from operating activities as compared to net cash used in operating activities of $72,254 for the six months ended June 30, 2015.  The increase was because of an advance from one customer.

For the six months ended June 30, 2016, the Company used net cash of $1,596,498 in investment in short-term note receivable as compared to $2,709 of net cash used for investment in trademark for the six months ended June 30, 2015.

For the six months ended June 30, 2016 and 2015, there were no financing activities.

In our opinion, our available funds and revenues generated from our operation may not  be able to satisfy our capital requirements for the next 12 months, and we may need to raise additional funds to meet our needs and to pursue growth opportunities. We may raise funds through private placements, either in equity offerings, or interest bearing borrowings. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with operations will be materially hindered.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency fluctuations.

Foreign Exchange Risk

The functional currency of our subsidiary in Macau is the Hong Kong dollar. The results of operations of, and certain of our intercompany balances associated with, are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. During the six months ended June 30, 2016 and through this date, there has been no significant fluctuation in exchange rates between Hong Kong dollars and US dollars.  However, future fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Any significant fluctuations in the exchange rate between the Hong Kong dollar and the United States dollar may bring down our operating income and lower our stock price.  We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of June 30, 2016.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2016 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment, management concluded that, as of June 30, 2016, the Company’s internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at June 30, 2016:

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

August 12, 2016