Form 10-Q
period 2016-09-30
CREDIT ONE FINANCIAL INC
filed 2016-11-04
CIK 1201135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  326,155,623 shares of common stock, par value $0.001, as of November 4, 2016.

Item 1.    Financial Statements

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$18,625	$1,501,835
Note receivable	1,599,010	-
Interest receivable	111,931	-
Prepaid expenses and other current assets	517,504	682,319
Total Current Assets	2,247,070	2,184,154

Long-term notes receivable, net of discount	7,850,382	7,441,978

Total Assets	$10,097,452	$9,626,132

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$16,457	$8,079
Deferred revenue	67,700	-
Total Liabilities	84,157	8,079

Commitment and Contingencies

Stockholders' Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 326,155,623 shares issued and outstanding	326,156	326,156
Additional paid-in capital	12,589,304	12,589,304
Accumulated deficit	(2,902,044)	(3,302,453)
Accumulated other comprehensive income - currency translation adjustment	(121)	5,046
Total Stockholders' Equity	10,013,295	9,618,053

Total Liabilities and Stockholders' Equity	$10,097,452	$9,626,132

See accompanying notes to the unaudited consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Advertising Revenue	$67,882	$58,061	$203,069	$174,133
Total revenues	67,882	58,061	203,069	174,133

Operating Expenses
License fee	53,790	48,800	157,466	143,212
Amortization of intangible asset	-	72,593	-	217,716
Selling, general and administrative	47,427	36,860	169,387	122,220
Total operating expenses	101,217	158,253	326,853	483,148

Loss from operations	(33,335)	(100,192)	(123,784)	(309,015)

Other Income
Interest income	188,612	146,688	524,193	436,812

Net Income	$155,277	$46,496	$400,409	$127,797

Other Comprehensive Income
Foreign currency translation adjustment	4,387	3,657	(5,167)	10,487

Total Comprehensive Income	$159,664	$50,153	$395,242	$138,284

Earnings Per Share -
Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Number of Shares - Basic and Diluted	326,155,623	326,155,623	326,155,623	326,155,623

See accompanying notes to the unaudited consolidated financial statements.

CREDIT ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$400,409	$127,797
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of interest on note receivable	(412,275)	(431,467)
Amortization of intangible asset	-	217,716
Depreciation	-	27
Changes in operating assets and liabilities:
Interest receivable	(111,913)	-
Prepaid expenses and other current assets	164,429	24,072
Account payable and accrued expenses	8,378	143,395
Deferred revenue	67,690	(174,133)
Cash provided by (used in) operating activities	116,718	(92,593)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in note receivable	(1,598,762)	-
Investment in trademark	-	(2,817)
Cash used in investing activities	(1,598,762)	(2,817)

Impact of exchange rate on foreign currency	(1,166)	(4,623)

Net decrease in cash and cash equivalents	(1,483,210)	(100,033)

Cash and cash equivalents, beginning of the period	1,501,835	641,514

Cash and cash equivalents, end of the period	$18,625	$541,481

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Note 2 - Summary of Significant Accounting Policies

Basic Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2015 and notes thereto contained in the Company’s Annual Report on Form 10-K (Amendment No. 2) filed on August 12, 2016.

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

The fair value of the Company’s financial instruments, which consist principally of cash and cash equivalents and notes receivable, are based on level 1 input, and equal carrying amounts.

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

As of September 30, 2016, the Company maintained $9,048 in foreign bank accounts not subject to Federal Deposit Insurance Corporation (“FDIC”) coverage.  The remaining balance of $9,577 at September 30, 2016 was maintained in a U.S. bank account and was fully insured by FDIC.

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

Earnings Per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at September 30, 2016 and 2015.

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

Note 3 – Note Receivable

In February 2016, the Company entered into a promissory note agreement to lend approximately $1,600,000 (HK$ 12,400,000) to a third party. The note matures in February 2017 and has an annual interest rate of 12%. Interest is payable when the note matures. For the three and nine months ended September 30, 2016, the Company recorded interest income of approximately $48,000 (HK$372,000) and $112,000 (HK$868,000), respectively. As of September 30, 2016, the Company had interest receivable of approximately $112,000.

Note 4 – Prepaid Advertising Cost

In 2012, the Company paid $1,000,000 to Lotus TV for 20,000 advertising slots. The Company had used 6,500 slots as of September 30, 2016 and December 31, 2015. During the nine months ended September 30, 2016, Lotus TV agreed to offset the Company’s license fees payable by the prepaid advertising cost of approximately $164,000. As of September 30, 2016 and December 31, 2015, the Company had prepaid advertising cost of approximately $518,000 and $682,000, respectively.

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

Prior to December 31, 2013, CEM issued Lotus TV various non-interest bearing promissory notes of approximately $9,500,000 (HK$74,242,425). During the year ended December 31, 2014, CEM issued Lotus TV an additional loan of approximately $1,390,000 (HK$10,800,000). All the notes receivable are due on August 31, 2020 and discounted to its estimated fair value using an effective interest rate of 8%. This difference between the face value and the present value of the notes was allocated to the intangible asset captioned Advertising Rights. This difference was deemed an asset because the interest-free note was a condition of the advertising right agreement.

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

A summary of the notes receivable is as follows:

Issuance Date	September 30, 2016	December 31, 2015
December 17, 2010	$1,934,286	$1,935,309
January 31, 2011	784,546	784,961
May 12, 2011	5,635,219	5,638,200
August 9, 2011	618,971	619,299
April 9, 2013	600,715	601,033
February 17, 2014	1,005,829	1,006,361
June 13, 2014	386,859	387,063
Total principal	10,966,425	10,972,226
Total repayments	(2,062,108)	(2,063,199)
Discount	(1,053,935)	(1,467,049)
Notes receivable, net	$7,850,382	$7,441,978

For the three months ended September 30, 2016 and 2015, the Company recorded interest income of approximately $140,000 and $147,000 on these notes, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded interest income of approximately $412,000 and $437,000 on these notes, respectively.

At December 31, 2015, the Company determined that the advertising right was impaired and recorded an impairment loss of $1,295,605 (translated at average exchange rate for the year ended December 31, 2015).  The net amount of the advertising right was $0 at September 30, 2016 and December 31, 2015.  For the three and nine months ended September 30, 2016, the Company recorded amortization expense of $0. For the three and nine months ended September 30, 2015, the Company recorded amortization expense of $72,593 and $217,716, respectively.

Note 6 – Income Taxes

The Company operates through the parent company in the United States and a subsidiary in Macau, China. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned. Effective January 1, 2008, the Chinese government enacted the Corporate Income Tax Law, and promulgated related regulations, which, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. The tax rate for Macau is 12%. As of September 30, 2016, the Company had net operating loss carry-forwards of approximately $803,000 in U.S. and $2,100,000 in Macau.

Due to the Company’s accumulated net losses, there was no provision for income taxes. The Company’s effective tax rate for the period ended September 30, 2016 was 0% due to the net operating loss carry-forward. A valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income from operations in the United States of America will be realized during the applicable carry-forward periods.  The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

The following are the major tax jurisdictions in which the Company operates and the tax year that net operating loss carry-forward subject to expiration:

Jurisdiction	Expiration
United States	2019 - 2036
Macau	2016 - 2019

Note 7 – Advertising Revenues

In October 2014, the Company entered into an advertising agreement with a third party. Pursuant to the agreement, the Company agreed to provide advertising service to the third party from January 1, 2015 to December 31, 2015 for approximately $229,800 (HK$1,800,000) with service from July to December 2015 free of charge. The Company received prepayment from the third party in 2014 and recorded deferred revenue of $232,028 at December 31, 2014. For the three and nine months ended September 30, 2015, the Company recorded advertising revenue of approximately $58,000 (HK$450,000) and $174,000 (HK$1,350,000) related to this agreement, respectively.

In December 2015, the Company entered into a new advertising agreement with the third party. Pursuant to the agreement, the Company agreed to provide advertising service to the third party from January 1, 2016 to December 31, 2016 for approximately $270,000 (HK$ 2,100,000) with service from January to May 2016 free of charge. The Company received prepayment of approximately $270,000 (HK$ 2,100,000) from the third party in February 2016. For the three and nine months ended September 30, 2016, the Company recorded advertising revenue of approximately $68,000 (HK$525,000) and $203,000 (HK$1,575,000), respectively, related to this agreement.  As of September 30, 2016, the Company had deferred revenue of $67,700 (HK$525,000).

All of the Company’s revenues are from one customer for the nine months ended September 30, 2016 and 2015.

Note 8 - Commitments and Contingencies

In consideration for Lotus TV’s grant of the advertising right in 2010, CEM agreed to pay Lotus TV a fixed annual fee every year regardless of the total amount of advertising revenues received by CEM. Under the agreement, CEM paid Lotus TV an initial annual fee of approximately $128,900 (HK$1,000,000) for the first year of the agreement, which annual fee will increase at 10% every year for the following first seven subsequent years, as amended in August 2016. As of September 30, 2016 and December 31, 2015, the Company had no license fee payable to Lotus TV. For the three months ended September 30, 2016 and 2015, the Company recorded license fee expense of $53,790 and $48,800, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded license fee expense of $157,466 and $143,212, respectively.

The Company’s future minimum annual license fee payments under the agreement for years ending December 31 after September 30, 2016 are as follows:

Amount
2016	$57,112
2017	236,062
2018	251,292
2019	251,292
2020	167,528
Total	$963,286

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

CEM also agreed to extend to Lotus TV, interest free, a credit facility consisting of a series of loans totaling a minimum of $10 million (amended to $15 million on June 13, 2014) over a period of ten years. The terms of each loan and the increase of the annual fee after the first three years of the agreement will be renegotiated by the parties.  As of September 30, 2016, the loan balance to Lotus TV was approximately $10.97 million (HK$85,042,425) under this agreement, and as of September 30, 2016, Lotus TV has repaid about $2.06 million (HK$16,000,000) due under the notes.

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

Results of Operations

For the Three Months ended September 30, 2016 as Compared to for the Three Months ended September 30, 2015

Operating Revenues

During the three months ended September 30, 2016 and 2015, the Company recognized revenues of $67,882 and $58,061, respectively, related to advertising contracts entered with a third party. The annual advertising rate increased by approximately 17% in 2016.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	For the Three Month Ended September 30,
	2016		2015
	Amount	%	Amount	%
Operating expense:
License fee	$53,790	53.14%	$48,800	30.84%
Amortization of intangible asset	-	0.00%	72,593	45.87%
Other general and administrative	47,427	46.86%	36,860	23.29%
Total operating expenses	$101,217	100.00%	$158,253	100.0	0%

The decrease in operating expenses for the three months ended September 30, 2016 was mainly because of the decrease in amortization of advertising right. At December 31, 2015, the Company impaired the entire advertising right. As a result, there was no amortization expense for the three months ended September 30, 2016.

Other Income

Interest income for the three months ended September 30, 2016 was $188,612 as compared to $146,688 for the three months ended September 30, 2015. The increase in interest income was mainly attributable to interest income from a promissory note agreement to lend approximately $1,600,000 (HK$12,400,000) to a third party in February 2016 and the increase in accretion of long-term notes receivable.

Net Income

For the three months ended September 30, 2016, the Company had a net income of $155,277 as compared to a net income of $46,496 for the three months ended September 30, 2015. The increase was mainly due to the decrease in operating expenses.

For the Nine Months ended September 30, 2016 as Compared to for the Nine Months ended September 30, 2015

Operating Revenues

During the nine months ended September 30, 2016 and 2015, the Company recognized revenue of $203,069 and $174,133, respectively, related to the advertising contracts with a third party. The annual advertising rate increased by approximately 17% in 2016.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	For the Nine Month Ended September 30,
	2016		2015
	Amount	%	Amount	%
Operating expense:
License fee	$157,466	48.18%	$143,212	29.64%
Amortization of intangible asset	-	0.00%	217,716	45.06%
Other general and administrative	169,387	51.82%	122,220	25.30%
Total operating expenses	$326,853	100.00%	$483,148	100.0	0%

Operating expenses for the nine months ended September 30, 2016 were $326,853, as compared to $483,148 for the same period of 2015.  The decrease in operating expenses was mainly due to decrease in amortization of advertising right assets. At December 31, 2015, the Company impaired the entire advertising right. As a result, there was no amortization expense for the nine months ended September 30, 2016.

Other Income (Expenses)

Interest income for the nine months ended September 30, 2016 was $524,193 as compared to $436,812 for the nine months ended September 30, 2015. The Company entered into a promissory note agreement to lend approximately $1,600,000 (HK$12,400,000) to a third party in February 2016. The interest for this promissory note was $112,000 for the nine months ended September 30, 2016.

Net Income

For the nine months ended September 30, 2016, the Company had a net income of $400,409 as compared to a net income of $122,797 for the nine months ended September 30, 2015. The increase was mainly due to the decrease in operating expenses and the increase in interest income.

Liquidity and Capital Resources

Cash flow information is as follows:

	Nine Months Ended September 30,
	2016	2015
Cash provided by (used in):
Operating activities	$116,718	$(92,593)
Investing activities	(1,598,762)	(2,817)
Impact of exchange rate on cash and cash equivalents	(1,166)	(4,623)
Net decrease in cash and cash equivalents	$(1,483,210)	$(100,033)

At September 30, 2016, the Company had a cash balance of $18,625.  For the nine months ended September 30, 2016, the Company received net cash of $116,718 from operating activities as compared to net cash used in operating activities of $92,593 for the nine months ended September 30, 2015.  The increase was mainly because of an advance from one customer.

For the nine months ended September 30, 2016, the Company used net cash of $1,598,762 in investment in short-term note receivable as compared to $2,817 of net cash used for investment in trademark for the nine months ended September 30, 2015.

For the nine months ended September 30, 2016 and 2015, there were no financing activities.

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

The term of this agreement is 10 years from September 1, 2010 to August 31, 2020. In consideration for Lotus TV’s grant of the Advertising Rights, CEM agreed to pay Lotus TV a fixed annual fee every year regardless of the total amount of advertising revenues received by CEM. Under the agreement, CEM paid Lotus TV an initial annual fee of $128,900 (HK$1,000,000) for the first year of the agreement. The annual fee will increase at 10% every year until 2018 as amended in August 2016.

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

Foreign Exchange Risk

The functional currency of our subsidiary in Macau is the Hong Kong dollar. The results of operations of, and certain of our intercompany balances associated with, are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. During the nine months ended September 30, 2016 and through this date, there has been no significant fluctuation in exchange rates between Hong Kong dollars and US dollars.  However, future fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Any significant fluctuations in the exchange rate between the Hong Kong dollar and the United States dollar may bring down our operating income and lower our stock price.  We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of September 30, 2016.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2016 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment, management concluded that, as of September 30, 2016, the Company’s internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at September 30, 2016:

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CREDIT ONE FINANCIAL, INC.

By: /s/ Liang Huang

Liang Huang

President, Chief Executive Officer and Chief Financial Officer

November 4, 2016